Form 10-Q
period 1996-03-31
RAYTEL MEDICAL CORP
filed 1996-05-15
CIK 1002017

                    [GRAY CARY WARE & FREIDENRICH LETTERHEAD]

                                                                 OUR FILE NO.
                                                                 1180523-900402
                                 May 13, 1996


VIA FEDERAL EXPRESS
- -------------------

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549
Attention:  Filing Desk

     RE: REPORT ON FORM 10-Q OF RAYTEL MEDICAL CORPORATION FOR THE PERIOD ENDED MARCH 31, 1996

Dear Ladies and Gentlemen:

     On behalf of Raytel Medical Corporation (the "Company"), enclosed herewith for filing under the Securities Exchange Act of 1934, as amended, are on manually signed and two conformed copies of a Report on Form 10-Q of the Company for the Period Ended March 31, 1996 (the "Form 10-Q"), each with all required exhibits, and five additional conformed copies of the Form 10-Q without exhibits. One originally signed copy of the Form 10-Q with all required exhibits, is today being transmitted to The Nasdaq Stock Market for filing therewith.

     Please acknowledge your receipt of this letter and the enclosed materials by file-stamping the enclosed copy of this letter and then returning it to the undersigned in the stamped, self-addressed envelope provided.

GRAY CARY WARE & FREIDENRICH

Securities and Exchange Commission
Mary 13, 1996
Page 2


     If you have any questions regarding the enclosed, please contact me at
(415) 833-2085 or Dennis C. Sullivan (415) 833-2243.

                                       Very truly yours,

                                       GRAY CARY WARE & FREIDENRICH
                                       A Professional Corporation



                                       By: /s/ William R. Schreiber
                                          -------------------------------------
                                            William R. Schreiber


Enclosures
cc:     E. Payson Smith, Jr., Raytel Medical Corporation
        Michael Kokesh, Esq., Raytel Medical Corporation
        Dennis C. Sullivan, Esq.
        The Nasdaq Stock Market (One manually signed and two conformed copies)
             Market Listing Qualifications
             1735 K Street, N.W.
             Washington, D.C. 20006

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 1996; or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________________ to ___________________.

                         Commission File Number: 0-27186

                           RAYTEL MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            94-2787342
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

            2755 CAMPUS DRIVE, SUITE 200, SAN MATEO, CALIFORNIA 94403
             (Address of principal executive offices)    (Zip code)

                                 (415) 349-0800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No
     -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                         SHARES OUTSTANDING AS OF APRIL 30, 1996

       COMMON STOCK                                         8,165,397
     ($.001 PAR VALUE)

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                       PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
            March 31, 1996 and September 30, 1995 . . . . . . . . . . . . . . .3

         Condensed Consolidated Statements of Operations for the three months and the six months ended March 31, 1996 and 1995 . . .4

         Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and 1995.5


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . .6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .10

SIGNATURE    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000'S OMITTED)

                                     ASSETS



                                                    MARCH 31,  SEPTEMBER 30,
                                                      1996         1995
                                                   (UNAUDITED)
                                                   ----------- -------------
Current assets:
  Cash and cash equivalents                          $13,732        $ 4,983
  Receivables, net                                    24,459         22,415
  Prepaid expenses and other                           1,604          1,286
                                                     -------        -------
    Total current assets                              39,795         28,684

Investment in and advances to
  unconsolidated entities and partnerships               202            158
Property and equipment, less accumulated
  depreciation and amortization                        7,936          8,598
Intangible assets, less accumulated
  amortization                                         9,436          9,328
                                                     -------        -------
    Total assets                                     $57,369        $46,768
                                                     -------        -------
                                                     -------        -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                  $   291        $ 4,275
  Current portion of capital lease
    obligations                                          796          1,047
  Accounts payable                                     2,571          2,189
  Accrued liabilities                                  4,951          5,626
                                                     -------        -------
    Total current liabilities                          8,609         13,137

Long-term debt, net of current portion                 2,081          7,718
Capital lease obligations, net of current
  portion                                                756            984
Redeemable warrants                                        -          1,600
Deferred liabilities                                     922            749
Minority interest in consolidated entities             1,035          1,081
                                                     -------        -------
    Total liabilities                                 13,403         25,269
                                                     -------        -------

Stockholders' equity:
  Preferred stock                                          -              7
  Common stock                                             8              2
  Additional paid-in capital                          55,149         31,410
  Accumulated deficit                                (11,191)        (9,920)
                                                     -------        -------
    Total stockholders' equity                        43,966         21,499
                                                     -------        -------
    Total liabilities and stockholders'
      equity                                         $57,369        $46,768
                                                     -------        -------
                                                     -------        -------

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    ------------------------     -------------------------
                                                    MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                      1996           1995           1996           1995
                                                     -------        -------        -------        -------
Revenues:
  Net patient and service revenues                   $17,860        $15,812        $33,443        $31,286
  Other revenues                                         186            (14)           419            117
                                                     -------        -------        -------        -------
    Total revenues                                    18,046         15,798         33,862         31,403
                                                     -------        -------        -------        -------

Costs and expenses:
  Operating costs                                      7,089          5,338         12,180         10,664
  Selling, general and administrative                  6,838          6,605         13,642         13,367
  Depreciation and amortization                        1,302          1,458          2,633          2,902
  Non-recurring tender offer expense                       -            400              -            750
                                                     -------        -------        -------        -------
    Total costs and expenses                          15,229         13,801         28,455         27,683
                                                     -------        -------        -------        -------

  Operating income                                     2,817          1,997          5,407          3,720

Interest expense                                          76            520            434          1,093
Other expense (income)                                  (165)           (62)          (297)          (210)
Minority interest                                        172            264            423            477
                                                     -------        -------        -------        -------
  Income before income taxes and
     extraordinary item                                2,734          1,275          4,847          2,360

Provision for income taxes                             1,093            395          1,938            731
                                                     -------        -------        -------        -------
  Income before extraordinary item                     1,641            880          2,909          1,629

Extraordinary item, net of related tax benefit             -              -            402              -
                                                     -------        -------        -------        -------
  Net income                                         $ 1,641        $   880        $ 2,507        $ 1,629
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
  Net income per share before
     extraordinary item                              $   .19        $   .16        $   .39        $   .29
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
  Net income per share                               $   .19        $   .16        $   .33        $   .29
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
Weighted average common shares and
  dilutive equivalents outstanding                     8,756          5,606          7,544          5,598
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                               SIX MONTHS ENDED
                                                                        -----------------------------
                                                                         MARCH 31,           MARCH 31,
                                                                            1996                1995
                                                                         -------              ------
Cash flows from operating activities:
  Net income                                                             $ 2,507             $ 1,629
    Adjustments to reconcile net income to net cash provided
      by operating activities:
   Depreciation and amortization                                           2,633               2,902
  Minority interest                                                          423                 477
  Equity earnings of unconsolidated entities                                 (14)                205
  Extraordinary item, net                                                    402                   -
  Other, net                                                                 134                 267
  Changes in operating accounts:
    Receivables, net                                                      (2,034)             (2,938)
    Prepaid expenses and other                                              (318)             (1,035)
    Accounts payable                                                         361                (485)
    Accrued liabilities and other                                           (407)              2,121
                                                                         -------              ------
      Net cash provided by operating activities                            3,687               3,143
                                                                         -------              ------

Cash flows from investing activities:
  Capital expenditures                                                      (917)               (879)
  Increase in intangible assets                                               (7)                (95)
  Cash received from unconsolidated entities                                   7                   7
  Other, net                                                                 (46)                  8
                                                                         -------              ------
      Net cash used in investing activities                                 (963)               (959)
                                                                         -------              ------

Cash flows from financing activities:
  Net proceeds from initial public offering                               20,400                   -
  Repurchase of warrants                                                  (2,101)                  -
  Proceeds from exercise of stock options                                     63                   -
  Repurchase of Company stock                                                  -                 (24)
  Income distributions to noncontrolling investors                          (464)               (560)
  Principal repayments of debt                                           (11,873)             (2,994)
                                                                         -------              ------
      Net cash provided by (used in) financing activities                  6,025              (3,578)
                                                                         -------              ------
Net increase (decrease) in cash and cash equivalents                       8,749              (1,394)
Cash and cash equivalents at beginning of period                           4,983               5,847
                                                                         -------              ------
Cash and cash equivalents at end of period                               $13,732             $ 4,453
                                                                         -------              ------
                                                                         -------              ------

   The interim financial statements furnished above reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form S-1 Registration Statement filed on October 6, 1995, as amended, and included in the Company's final Prospectus dated November 30, 1995 related thereto.

   The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   The Company generates substantially all of its revenues from the provision of transtelephonic monitoring ("TTM") services for cardiac pacemaker patients, cardiac event detection services ("CEDS"), diagnostic imaging services and cardiac catheterization procedures. Beginning on February 1, 1996, revenue is also being provided from the operation of the Raytel Heart Center at Granada Hills (the "RHCGH"), as described below.

   On March 1, 1996, an existing imaging center in Turnersville, New Jersey began operations under Raytel management. This multi-modality facility provides mammography, ultrasound, diagnostic X-ray and fluoroscopy procedures. The Company expects to expand the modalities offered at the facility to include computed tomography (CT) and magnetic resonance imaging (MRI) in the near future.

   In January 1996, the Company signed two agreements for the development of heart centers. Under an agreement with Stanford Health Services, the Company will provide interventional cardiac services at a cardiac catheterization center to be developed and managed by the Company. The Company will provide the facilities and equipment for the center and will be responsible for the day-to-day operations of the facility, including administrative support facilities management. The Company will also be primarily responsible for marketing and public relations activities for the center. The second agreement, with Granada Hills Community Hospital, became effective February 1, 1996 and provides for the creation of the Company's first integrated heart center, RHCGH. The Company is responsible for the day-to-day operations of RHCGH, including administrative support and billing. The Company is also primarily responsible for all marketing and public relations activities, as well as assisting the hospital in the negotiation and administration of contracts with managed care organizations and other third-party payors.

     In December 1995, the Company completed the initial public offering of its Common Stock which yielded net proceeds, after underwriting discounts and expenses, of $20,400,000. The Company used approximately $6,000,000 of the proceeds of the offering to pay the remaining balance of a term loan from two banks, approximately $2,101,000 to repurchase certain outstanding redeemable warrants and $5,000,000 to repay substantially all of a subordinated note of the Company. The remaining proceeds will be used for working capital and general corporate purposes.

     For the three months and six months ended March 31, 1996, the Company's operating results were slightly adversely effected by weather conditions on the East Coast.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

   The operations of RHCGH are included in the Company's Consolidated Statements of Operations since February 1, 1996, the effective date of the Company's agreement with Granada Hills Community Hospital. Accordingly, RHCGH's operations are included for two months of the three month period ended March 31, 1996, but are not included in the three month period ended March 31, 1995.

   REVENUES.   Total revenues increased by $2,248,000, or 14.2%, from
$15,798,000 for the three months ended March 31, 1995 to $18,046,000 for the three months ended March 31, 1996, due primarily to the inclusion of the revenues of RHCGH. Revenues for TTM, diagnostic imaging services, and the catheterization laboratories all remained relatively unchanged.

   OPERATING EXPENSES.   Operating costs and selling, general and administrative
expenses increased by $1,984,000, or 16.6%, from $11,943,000 for the three months ended March 31, 1995 to $13,927,000 for the three months ended March 31, 1996 due primarily to the inclusion of expenses related to RHCGH. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased slightly from 75.6% for the three months ended March 31, 1995 to 77.2% for the three months ended March 31, 1996.

   DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense
decreased by $156,000, from $1,458,000 for the three months ended March 31, 1995 to $1,302,000 for the three months ended March 31, 1996, and declined as a percentage of revenues from 9.2% for the three months ended March 31, 1995 to 7.2% for the three months ended March 31, 1996.

   NON-RECURRING TENDER OFFER EXPENSE. During the three months ended March 31, 1995, the Company charged off costs of $400,000 relating to an unsuccessful tender offer for a public company.

   OPERATING INCOME.     As a result of the foregoing factors, operating income
increased by $820,000 or 41.1% from $1,997,000 for the three months ended March 31, 1995 to $2,817,000 for the three months ended March 31, 1996.

   INTEREST EXPENSE.     Interest expense decreased by $444,000, or 85.4%, from
$520,000 for the three months ended March 31, 1995 to $76,000 for the three months ended March 31, 1996 primarily due to the repayment of term debt in the first quarter of fiscal 1996 and a reduction in the principal amount outstanding under equipment loans and capital leases.

   INCOME TAXES.    The provision for income taxes increased by $698,000, or
176.7%, from $395,000 for the three months ended March 31, 1995 to $1,093,000 for the three months ended March 31, 1996 as a result of increased taxable income and a higher effective tax rate in the current period.

   NET INCOME.      As a result of the foregoing factors, net income increased by $761,000, or 86.5%, from $880,000 for the three months ended March 31, 1995 to $1,641,000 for the three months ended March 31, 1996.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995.

   The operations of RHCGH are included in the Company's Consolidated Statements of Operations since February 1, 1996, the effective date of the Company's agreement with Granada Hills Community Hospital. Accordingly, the RHCGH's operations are included for two months of the six month period ended March 31, 1996, but are not included in the six month period ended March 31, 1995.

   REVENUES.   Total revenues increased by $2,459,000, or 7.8%, from $31,403,000 for the six months ended March 31, 1995 to $33,862,000 for the six months ended March 31, 1996, due primarily to the inclusion of the revenues from RHCGH. Revenues for TTM, diagnostic imaging services, and the catheterization laboratories all remained relatively unchanged.

   OPERATING EXPENSES.   Operating costs and selling, general and administrative
expenses increased by $1,791,000, or 7.5%, from $24,031,000 for the six months ended March 31, 1995 to $25,822,000 for the six months ended March 31, 1996, due primarily to the inclusion of expenses related to RHCGH. Operating costs and selling, general and administrative expenses as a percentage of total revenues remained relatively unchanged.

   DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense
decreased by $269,000, from $2,902,000 for the six months ended March 31, 1995 to $2,633,000 for the six months ended March 31, 1996, and declined as a percentage of revenues from 9.2% for the six months ended March 31, 1995 to 7.8% for the six months ended March 31, 1996.

   NON-RECURRING TENDER OFFER EXPENSE. During the six months ended March 31, 1995, the Company charged off costs of $750,000 relating to an unsuccessful tender offer for a public company.

   OPERATING INCOME.     As a result of the foregoing factors, operating income
increased by $1,687,000 or 45.3% from $3,720,000 for the six months ended March 31, 1995 to $5,407,000 for the six months ended March 31, 1996.

   INTEREST EXPENSE.     Interest expense decreased by $659,000, or 60.3%, from
$1,093,000 for the six months ended March 31, 1995 to $434,000 for the six months ended March 31, 1996 primarily due to the final repayment of term debt in the first quarter of fiscal 1996 and a reduction in the principal amount outstanding under equipment loans and capital leases, offset by a slight increase in applicable interest rates.

   INCOME TAXES.    The provision for income taxes increased by $1,207,000, or
165.1%, from $731,000 for the six months ended March 31, 1995 to $1,938,000 for the six months ended March 31, 1996 as a result of increased taxable income and a higher effective tax rate in the current period.

   EXTRAORDINARY ITEM. An extraordinary noncash charge of $402,000, net of the related tax benefit, for the write-off of unamortized debt discount and the write-off of capitalized debt issuance expense was charged off in the six months ended March 31, 1996. This charge resulted from the repayment of indebtedness and the repurchase of certain redeemable warrants from the net proceeds of the initial public offering.

   NET INCOME.      As a result of the foregoing factors, net income increased by $878,000, or 53.9%, from $1,629,000 for the six months ended March 31, 1995 to $2,507,000 for the six months ended March 31, 1996. Excluding the extraordinary item, net income would have increased by $1,280,000, or 78.6%, to $2,909,000 for the six months ended March 31, 1996.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

   The Company's future operating results may be effected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

   The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers, by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Although the Company's total revenues have increased in each of the last three fiscal years, revenue growth of the Company's TTM operations during that period has been negatively impacted by Medicare reimbursement rate reductions in certain geographic areas. Additional reimbursement rate reductions applicable to the Company's TTM procedures became effective on January 1, 1996. Unless modified, these reductions will have some negative effect on the Company's operating results for the remainder of fiscal 1996. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

   In 1995, Congress passed legislation to reduce Medicare and Medicaid expenditures. This legislation was vetoed by the President; however, future legislation of this type could have a material adverse effect on the Company's business, financial condition and operating results.

   A key element of the Company's long-range strategy is the development and operation of integrated heart centers. The Company has entered into two agreements for the development of heart centers. One of these projects is now operating, but the other project is in the early stage of development and there can be no assurance that the Company will be able to complete this or other similar projects. The success of the Company's proposed heart centers will depend upon several factors including the Company's ability to: obtain, and operate in compliance with, appropriate licenses; control costs and realize operating efficiencies; educate patients, referring physicians and third-party payors about the benefits of such heart centers; and provide cost-effective services that meet or exceed existing standards of care.

   Providers of healthcare services are subject to numerous federal, state and local laws and regulations that govern various aspects of their business. There can be no assurance that the Company will be able to obtain regulatory approvals that may be required to expand its services or that new laws or regulations will not be enacted or adopted that will have a material adverse effect on the Company's business, financial condition or operating results.

   The healthcare businesses in which the Company is engaged are highly competitive. The Company expects competition to increase as a result of ongoing consolidations and cost-containment pressures, among other factors.

   The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in the Company's operating results, shortfalls in such operating results from levels forecasted by securities analysts and other events or factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, regulatory developments, economic news and other external factors may have a significant impact on the market price of healthcare stocks.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity was materially improved during the first six months of fiscal 1996 as a result of the completion of the initial public offering of its Common Stock. At March 31, 1996, the Company had working capital of $31,186,000, compared to $15,547,000 at September 30, 1995. At March 31, 1996,
the Company had cash and temporary cash investments of $13,732,000. At March 31, 1996 the amount available under the existing $10,000,000 line of credit totaled $5,414,000 and there was no amount outstanding.

   The Company batch-bills Medicare insurance carriers for most TTM services performed during the first five months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters and the collection of these receivables primarily during the subsequent fourth fiscal quarter and the first quarter of the following fiscal year.

   The Company has received a commitment from the Bank of Boston Connecticut to provide a revolving line of credit in the amount of $7,000,000 and an additional line of credit in the amount of $23,000,000 to fund future acquisitions of facilities, equipment and businesses. These lines of credit will bear interest based on a defined formula and are subject to certain covenants. These credit facilities are subject to the completion and execution of definitive loan documentation and approval by the Board of Directors of the Company.

   The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops and opens heart centers or acquires existing heart centers or other businesses, if any. The Company believes the proceeds of the initial public offering, together with amounts available from bank borrowings and cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months.

                           PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS:

          The following exhibits are filed as a part of this Report:

                         Exhibit
                          Number               Title
                          ------               -----

                            27           Financial data schedule


b.   REPORTS ON FORM 8-K:

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     RAYTEL MEDICAL CORPORATION



Dated: May 10, 1996                     By:  /s/ E. Payson Smith, Jr.
                                            ---------------------------------
                                             E. Payson Smith, Jr.
                                             Senior Vice President, Chief
                                             Financial Officer and Secretary
                                             (duly authorized officer and
                                             principal financial officer)