Form 10-Q/A
period 1996-03-31
RAYTEL MEDICAL CORP
filed 1996-06-07
CIK 1002017

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                                       TO


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                      TO
                                    --------------------    --------------------
Commission file number 0-27186

                           RAYTEL MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                              94-2787342
    (State of incorporation)         (IRS Employer Identification Number)
                          2755 Campus Drive, Suite 200
                           San Mateo, California 94403
                                 (415) 349-0800
          (Address and telephone number of principal executive offices)
                          -----------------------------
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X        NO
                                   -----         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996:

Common Stock, $0.001 par value                               8,165,397
- ------------------------------                           -----------------
          Class                                          Number of Shares

          This Form 10-Q/A consists of 8 pages of which this is page 1.

     The undersigned registrant hereby amends the following item of its Quarterly Report for the period ending March 31, 1996 on Form 10-Q, as filed with the Securities and Exchange Commission on or about May 14, 1996 (the "Report"), as set forth in the pages attached hereto:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     The exhibits required by Item 601 of Regulation S-K are hereby amended by filing herewith the following amended exhibits.

                                  Exhibit Index
                                  -------------
Exhibit
Number           Exhibit Title                                     Page No.
- -------          -------------                                     --------
27.1             Financial Data Schedule                             5


- ----------------------------

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAYTEL MEDICAL CORPORATION



Dated:  May 10, 1996                    By: \s\ E. Payson Smith, Jr.
                                            --------------------------------
                                             E. Payson Smith, Jr.
                                             Senior Vice President, Chief
                                             Financial Officer and Secretary
                                             (duly authorized officer and
                                             principal financial officer)

                                  Exhibit Index
                                  -------------

Exhibit
Number         Exhibit Title                                     Page No.
- -------        -------------                                     --------
27.1           Financial Data Schedule

*Confidential treatment has been granted for portions of this Exhibit.

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended March 31, 1996.