Form 10-Q/A
period 1995-12-31
RAYTEL MEDICAL CORP
filed 1996-07-24
CIK 1002017

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                                       to


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1995

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

                          2755 Campus Drive, Suite 200
                           San Mateo, California 94403
                                 (415) 349-0800
          (Address and telephone number of principal executive offices)
                           ---------------------------
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X        NO
                               -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 1996:

Common Stock, $0.001 par value                                      8,158,899
- ------------------------------                                  ----------------
           Class                                                Number of Shares

     This Form 10-Q/A consists of 88 pages of which this is page 1.

     The undersigned registrant hereby amends the following item of its Quarterly Report for the period ending December 31, 1995 on Form 10-Q, as filed with the Securities and Exchange Commission on or about February 14, 1996 (the "Report"), as set forth in the pages attached hereto:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     The exhibits required by Item 601 of Regulation S-K are hereby amended by filing herewith the following amended exhibits, which reflect a revised redacted version of such agreement in accordance with an Order for Confidential Treatment of the Securities and Exchange Commission.

                                  Exhibit Index
                                  -------------
Exhibit
Number     Exhibit Title                                          Page No.
- -------    -------------                                          --------

*10.1      Cardiac Catheterization Laboratory Facility and           5
           Administrative Services Agreement dated January 10,
           1996 between the Company and Stanford Health
           Services.

*10.2      Letter Agreement dated January 9, 1996 between the        26
           Company and International Philanthropic Hospital
           Foundation, doing business as Granada Hills Community
           Hospital.
- -----------------
*Confidential treatment has been granted for portions of this Exhibit.

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended December 31, 1995.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAYTEL MEDICAL CORPORATION



Dated:  July 24 , 1996                  By:  \s\ E. Payson Smith, Jr.
             --                            -------------------------------------
                                             E. Payson Smith, Jr.
                                             Senior Vice President, Chief
                                             Financial Officer and Secretary
                                             (duly authorized officer and
                                             principal financial officer)

                                  Exhibit Index
                                  -------------

Exhibit
Number     Exhibit Title                                            Page No.
- -------    -------------                                            --------

*10.1      Cardiac Catheterization Laboratory Facility and
           Administrative Services Agreement dated January 10,
           1996 between the Company and Stanford Health
           Services.

*10.2      Letter Agreement dated January 9, 1996 between the
           Company and International Philanthropic Hospital
           Foundation, doing business as Granada Hills Community
           Hospital.
*Confidential treatment has been granted for portions of this Exhibit.

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended December 31, 1995.