Form 10-Q
period 1996-06-30
RAYTEL MEDICAL CORP
filed 1996-08-12
CIK 1002017

                                 UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 1996; or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________________ to _________________.

                     Commission File Number: 0-27186
                                             -------

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

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                  SHARES OUTSTANDING AS OF JULY 31, 1996
           -----                  --------------------------------------
       COMMON STOCK                             8,291,725
     ($.001 PAR VALUE)

               RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                          PAGE

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
          June 30, 1996 and September 30, 1995...........................   3

         Condensed Consolidated Statements of Operations
          for the three months and the nine months ended June 30,
          1996 and 1995..................................................   4

         Condensed Consolidated Statements of Cash Flows
          for the nine months ended June 30, 1996 and 1995...............   5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................   6

                           PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............  11

Item 6.  Exhibits and Reports on Form 8-K................................  12

SIGNATURE................................................................  13

                        PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (000'S OMITTED)

                                   ASSETS

                                                           JUNE 30,   SEPTEMBER 30,
                                                             1996          1995
                                                         -----------  -------------
                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                $ 3,337      $ 4,983
  Receivables, net                                          26,126       22,415
  Prepaid expenses and other                                 1,627        1,286
                                                           -------      -------
    Total current assets                                    31,090       28,684

Investment in and advances to
 unconsolidated entities and partnerships                       86          158
Property and equipment, less accumulated
 depreciation and amortization                               9,312        8,598
Intangible assets, less accumulated
 amortization                                               22,969        9,328
                                                           -------      -------
    Total assets                                           $63,457      $46,768
                                                           -------      -------
                                                           -------      -------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                        $ 3,203      $ 4,275
  Current portion of capital lease
   obligations                                                 652        1,047
  Accounts payable                                           3,055        2,189
  Accrued liabilities                                        5,904        5,626
                                                           -------      -------
    Total current liabilities                               12,814       13,137

Long-term debt, net of current portion                       2,031        7,718
Capital lease obligations, net of current
 portion                                                       614          984
Redeemable warrants                                             -         1,600
Deferred liabilities                                           952          749
Minority interest in consolidated entities                   1,084        1,081
                                                           -------      -------
    Total liabilities                                       17,495       25,269
                                                           -------      -------

Stockholders' equity:
  Preferred stock                                               -             7
  Common stock                                                   8            2
  Additional paid-in capital                                55,232       31,410
  Accumulated deficit                                       (9,278)      (9,920)
                                                           -------      -------
    Total stockholders' equity                              45,962       21,499
                                                           -------      -------
    Total liabilities and stockholders'
     equity                                                $63,457      $46,768
                                                           -------      -------
                                                           -------      -------

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                        ----------------------   ----------------------
                                         JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                           1996        1995         1996        1995
                                        ---------   ----------   ----------  ----------
Revenues:
  Net patient and service revenues       $ 18,699    $ 15,969     $ 52,142    $ 47,255
  Other revenues                              207         179          626         296
                                         --------    --------     --------    --------
    Total revenues                         18,906      16,148       52,768      47,551
                                         --------    --------     --------    --------

Costs and expenses:
  Operating costs                           7,505       4,977       19,685      15,641
  Selling, general and administrative       7,290       6,488       20,932      19,855
  Depreciation and amortization             1,397       1,478        4,030       4,380
  Non-recurring tender offer expense          -           300          -         1,050
                                         --------    --------     --------    --------
    Total costs and expenses               16,192      13,243       44,647      40,926
                                         --------    --------     --------    --------

  Operating income                          2,714       2,905        8,121       6,625

Interest expense                               84         504          518       1,597
Other expense (income)                       (166)        (57)        (463)       (267)
Minority interest                             224         355          647         832
                                         --------    --------     --------    --------
  Income before income taxes and
   extraordinary item                       2,572       2,103        7,419       4,463

Provision for income taxes                    659         652        2,597       1,383
                                         --------    --------     --------    --------
  Income before extraordinary item          1,913       1,451        4,822       3,080

Extraordinary item, net of related
 tax benefit                                  -           -            402         -
                                         --------    --------     --------    --------
  Net income                             $  1,913    $  1,451     $  4,420    $  3,080
                                         --------    --------     --------    --------
                                         --------    --------     --------    --------
  Net income per share before
   extraordinary item                    $    .22    $    .26     $    .60    $    .55
                                         --------    --------     --------    --------
                                         --------    --------     --------    --------
  Net income per share                   $    .22    $    .26     $    .55    $    .55
                                         --------    --------     --------    --------
                                         --------    --------     --------    --------
Weighted average common shares and
 dilutive equivalents outstanding           8,828       5,626        7,972       5,607
                                         --------    --------     --------    --------
                                         --------    --------     --------    --------

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                            NINE MONTHS ENDED
                                                         ----------------------
                                                          JUNE 30,     JUNE 30,
                                                            1996        1995
                                                         ---------    ---------
Cash flows from operating activities:
  Net income                                             $   4,420    $   3,080
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                          4,030        4,380
      Minority interest                                        647          832
      Equity (earnings) loss of unconsolidated entities       (221)         272
      Extraordinary item, net                                  402           -
      Other, net                                               164          379
      Changes in operating accounts:
        Receivables, net                                    (3,701)      (5,386)
        Prepaid expenses and other                            (260)        (489)
        Accounts payable                                       845         (482)
        Accrued liabilities and other                          (37)       1,419
                                                         ---------    ---------
          Net cash provided by operating activities          6,289        4,005
                                                         ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                      (2,446)      (1,499)
  Increase in intangible assets                                (37)        (155)
  Cash received from unconsolidated entities                   348           11
  Payment for purchase of certain net assets               (14,254)         -
  Other, net                                                   (57)          (6)
                                                         ---------    ---------
          Net cash used in investing activities            (16,446)      (1,649)
                                                         ---------    ---------

Cash flows from financing activities:
  Net proceeds from initial public offering                 20,400          -
  Repurchase of warrants                                    (2,101)         -
  Proceeds from exercise of stock options                      146            1
  Repurchase of Company stock                                  -            (25)
  Income distributions to noncontrolling investors            (638)        (868)
  Proceeds from line of credit                               2,907          -
  Principal repayments of debt                             (12,203)      (3,504)
                                                         ---------    ---------
          Net cash provided by (used in) financing
           activities                                        8,511       (4,396)
                                                         ---------    ---------
Net decrease in cash and cash equivalents                   (1,646)      (2,040)
Cash and cash equivalents at beginning of period             4,983        5,847
                                                         ---------    ---------
Cash and cash equivalents at end of period               $   3,337    $   3,807
                                                         ---------    ---------
                                                         ---------    ---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This discussion and analysis includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed under "Business Environment and Future Results" and elsewhere in this Item, that could cause actual results to differ materially from historical results or those anticipated. In this Item, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

   Effective June 11, 1996, the Company acquired certain assets and assumed certain liabilities of Cardio Data Services, Inc., a wholly-owned subsidiary of UM Equity Corp. The Company has continued to operate the acquired business under the name "Cardio Data Services" ("CDS"). CDS is engaged in the business of clinical trans-telephonic pacemaker monitoring, cardiac event detection and Holter monitoring. The purchase price of the transaction was $14,254,000 and of such amount, $13,985,000 was allocated to the acquisition of intangible assets, the majority of which will be amortized over 25 years.

   On March 1, 1996, an existing imaging center in Turnersville, New Jersey began operations under Raytel management. This multi-modality facility provides mammography, ultrasound, diagnostic X-ray and fluoroscopy procedures. The Company expects to expand the modalities offered at the facility to include computed tomography ("CT") and magnetic resonance imaging ("MRI") in the near future.

   In January 1996, the Company signed two agreements for the development of heart centers. Under an agreement with Stanford Health Services, the Company will provide interventional cardiac services at a cardiac catheterization center to be developed and managed by the Company. The Company will provide the facilities and equipment for the center and will be responsible for the day-to-day operations of the facility, including administrative support facilities management. The Company will also be primarily responsible for marketing and public relations activities for the center. This facility is currently under construction. The second agreement, with Granada Hills Community Hospital, became effective February 1, 1996 and provides for the creation of the Company's first integrated heart center, RHCGH. The Company is responsible for the day-to-day operations of RHCGH, including administrative support and other non-medical aspects of the program. The Company is also primarily responsible for all marketing and public relations activities, as well as assisting the hospital in the negotiation and administration of contracts with managed care organizations and other third-party payors.

     In December 1995, the Company completed the initial public offering of its Common Stock which yielded net proceeds, after underwriting discounts and expenses, of $20,400,000. The Company used approximately $6,000,000 of the proceeds of the offering to pay the remaining balance of a term loan from two banks, approximately $2,101,000 to repurchase certain outstanding redeemable warrants and $5,000,000 to repay substantially all of a subordinated note of the Company. The remaining proceeds were used for working capital, general corporate purposes and a portion of the purchase price for CDS.

     For the nine months ended June 30, 1996, the Company's operating results were slightly adversely effected by weather conditions on the East Coast.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,
1995.

   The operations of RHCGH are included in the Company's Consolidated Statements of Operations since February 1, 1996, the effective date of the Company's agreement with Granada Hills Community Hospital. Accordingly, RHCGH's operations are included for the three month period ended June 30, 1996, but are not included in the three month period ended June 30, 1995. The operations of CDS are included in the Company's Consolidated Statements of Operations since June 11, 1996, the effective date of the Company's acquisition. Accordingly, the operations of CDS are included for 20 days of the three month period ended June 30, 1996, but are not included in the three month period ended June 30, 1995.

   REVENUES. Total revenues increased by $2,758,000, or 17.1%, from $16,148,000 for the three months ended June 30, 1995 to $18,906,000 for the three months ended June 30, 1996, due primarily to the inclusion of the revenues from RHCGH and, to a much lesser extent, from CDS. Revenues from TTM services, diagnostic imaging services, and the catheterization laboratories all remained relatively unchanged.

   OPERATING EXPENSES. Operating costs and selling, general and administrative expenses increased by $3,330,000 or 29.0%, from $11,465,000 for the three months ended June 30, 1995 to $14,795,000 for the three months ended June 30, 1996 due primarily to the inclusion of expenses related to RHCGH and to a much lesser extent, CDS. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased by 7.3% from 71.0% for the three months ended June 30, 1995 to 78.3% for the three months ended June 30, 1996 due primarily to the inclusion of revenues and expenses related to RHCGH, where operating expenses were slightly in excess of revenues.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $81,000, from $1,478,000 for the three months ended June 30, 1995 to $1,397,000 for the three months ended June 30, 1996, and declined as a percentage of revenues from 9.2% for the three months ended June 30, 1995 to 7.4% for the three months ended June 30, 1996.

   NON-RECURRING TENDER OFFER EXPENSE. During the three months ended June 30, 1995, the Company charged off costs of $300,000 relating to an unsuccessful tender offer for a public company.

   OPERATING INCOME. As a result of the foregoing factors, operating income decreased by $191,000, or 6.6% from $2,905,000 for the three months ended June 30, 1995 to $2,714,000 for the three months ended June 30, 1996.

   INTEREST EXPENSE. Interest expense decreased by $420,000, or 83.3%, from $504,000 for the three months ended June 30, 1995 to $84,000 for the three months ended June 30, 1996 primarily due to the repayment of term debt in the first quarter of fiscal 1996 and a reduction in the principal amount outstanding under equipment loans and capital leases.

   INCOME TAXES. The provision for income taxes increased by $7,000, or 1.1%, from $652,000 for the three months ended June 30, 1995 to $659,000 for the three months ended June 30, 1996 as a result of increased taxable income offset by a lower effective tax rate in the current period.

   NET INCOME. As a result of the foregoing factors, net income increased by $462,000, or 31.8%, from $1,451,000 for the three months ended June 30, 1995 to $1,913,000 for the three months ended June 30, 1996.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995.

   The operations of RHCGH are included in the Company's Consolidated Statements of Operations since February 1, 1996, the effective date of the Company's agreement with Granada Hills Community Hospital. Accordingly, the RHCGH's operations are included for five months of the nine month period ended June 30, 1996, but are not included in the nine month period ended June 30, 1995. The operations of CDS are included in the Company's Consolidated Statements of Operations since June 11, 1996, the effective date of the Company's acquisition. Accordingly, the operations of CDS are included for 20 days of the nine month period ended June 30, 1996, but are not included in the nine month period ended June 30, 1995.

   REVENUES. Total revenues increased by $5,217,000, or 11.0%, from $47,551,000 for the nine months ended June 30, 1995 to $52,768,000 for the nine months ended June 30, 1996, due primarily to the inclusion of the revenues from RHCGH and, to a much lesser extent, from CDS. Revenues from TTM services, diagnostic imaging services, and the catheterization laboratories all remained relatively unchanged.

   OPERATING EXPENSES. Operating costs and selling, general and administrative expenses increased by $5,121,000, or 14.4%, from $35,496,000 for the nine months ended June 30, 1995 to $40,617,000 for the nine months ended June 30, 1996, due primarily to the inclusion of expenses related to RHCGH. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased slightly due primarily to the inclusion of revenues and expenses related to RHCGH, where operating expenses were slightly in excess of revenues.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $350,000, from $4,380,000 for the nine months ended June 30, 1995 to $4,030,000 for the nine months ended June 30, 1996, and declined as a percentage of revenues from 9.2% for the nine months ended June 30, 1995 to 7.6% for the nine months ended June 30, 1996.

   NON-RECURRING TENDER OFFER EXPENSE. During the nine months ended June 30, 1995, the Company charged off costs of $1,050,000 relating to an unsuccessful tender offer for a public company.

   OPERATING INCOME. As a result of the foregoing factors, operating income increased by $1,496,000 or 22.6% from $6,625,000 for the nine months ended June 30, 1995 to $8,121,000 for the nine months ended June 30, 1996.

   INTEREST EXPENSE. Interest expense decreased by $1,079,000, or 67.6%, from $1,597,000 for the nine months ended June 30, 1995 to $518,000 for the nine months ended June 30, 1996 primarily due to the final repayment of term debt in the first quarter of fiscal 1996 and a reduction in the principal amount outstanding under equipment loans and capital leases.

   INCOME TAXES. The provision for income taxes increased by $1,214,000, or 87.8%, from $1,383,000 for the nine months ended June 30, 1995 to $2,597,000 for the nine months ended June 30, 1996 as a result of increased taxable income and a higher effective tax rate in the current period.

   EXTRAORDINARY ITEM. An extraordinary noncash charge of $402,000, net of the related tax benefit, for the write-off of unamortized debt discount and the write-off of capitalized debt issuance expense was charged off in the nine months ended June 30, 1996. This charge resulted from the repayment of indebtedness and the repurchase of certain redeemable warrants from the net proceeds of the initial public offering.

   NET INCOME. As a result of the foregoing factors, net income increased by $1,340,000, or 43.5%, from $3,080,000 for the nine months ended June 30, 1995 to $4,420,000 for the nine months ended June 30, 1996. Excluding the extraordinary item, net income would have increased by $1,742,000, or 56.6%, to $4,822,000 for the nine months ended June 30, 1996.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

   The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

   The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers, by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Although the Company's total revenues have increased in each of the last three fiscal years, revenue growth of the Company's TTM operations during that period has been negatively impacted by Medicare reimbursement rate reductions in certain geographic areas. Additional reimbursement rate reductions applicable to the Company's TTM procedures became effective on January 1, 1996. These reductions had a negative effect on the Company's operating results for the first nine months of fiscal 1996 and, unless modified, will continue to have some negative effect on its ongoing operating results. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

   In 1995, Congress passed legislation to reduce Medicare and Medicaid expenditures. This legislation was vetoed by the President; however, future legislation of this type could have a material adverse effect on the Company's business, financial condition and operating results.

   A key element of the Company's long-range strategy is the development and operation of integrated heart centers. The Company has entered into two agreements for the development of heart centers. One of these projects is now operating, but the other project is in the early stage of development and there can be no assurance that the Company will be able to complete this or other similar projects. The success of the Company's proposed heart centers will depend upon several factors, including the Company's ability to: obtain, and operate in compliance with, appropriate licenses; control costs and realize operating efficiencies; educate patients, referring physicians and third-party payors about the benefits of such heart centers; and provide cost-effective services that meet or exceed existing standards of care.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity was materially improved as a result of the completion of the initial public offering of its Common Stock in December 1996 and its receipt of $20,400,000 in net proceeds therefrom. The Company acquired CDS in June 1996 for cash in the amount of $14,254,000. At June 30, 1996, the Company had working capital of $18,276,000, compared to $15,547,000 at September 30, 1995. At June 30, 1996, the Company had cash and temporary cash investments of $3,337,000. At June 30, 1996 the amount available under the existing

$10,000,000 line of credit totaled $5,160,000 and there was $2,907,000 outstanding, which amount was repaid during July 1996.

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

   The Company has received a commitment from the Bank of Boston Connecticut to provide a revolving line of credit in the amount of $25,000,000 to fund working capital needs, future acquisitions of facilities, equipment and businesses.
This line of credit will bear interest based on a defined formula and will be subject to certain covenants. This credit facility is subject to the completion and execution of definitive documentation.

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

                        PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The Company's annual meeting of shareholders was held on May 8, 1996.

         b. The following persons nominated by management were elected to serve as directors:

                                                    Shares
                                           ------------------------
                    Name                       For         Withheld
                    ----                       ---         --------
             David Rollo, M.D.             6,511,313        18,486
             Thomas J. Fogarty, M.D.       6,512,113        17,686

             The following directors remained in office; Richard F. Bader, Allan Zinberg, Gene I. Miller, Timothy J. Wollaeger, and Albert Henry.

         c. The following additional matters voted upon at the meeting and the results of the voting were as follows:

             1. A proposal to approve an amendment to the Company's 1990 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 600,000 shares.

                                          Shares
                 -----------------------------------------------------------
                     For        Against        Abstain       Broker Non-Vote
                     ---        -------        -------       ---------------
                  4,998,762    1,029,141        37,193           464,703

             2. A proposal to approve the adoption of the Company's 1996 Employee Stock Purchase Plan.

                                          Shares
                 -----------------------------------------------------------
                     For        Against        Abstain       Broker Non-Vote
                     ---        -------        -------       ---------------
                  5,879,891      151,182        28,552           470,174

             3. To ratify the appointment of Arthur Andersen LLP as the independent accountants of the Company for the fiscal year ending September 30, 1996.

                                 Shares
                 ----------------------------------------
                     For        Against        Abstain
                     ---        -------        -------
                  6,456,590       59,016        14,193

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS:

              The following exhibits are filed as a part of this Report:

                       Exhibit
                        Number                       Title
                       -------                       -----
                         27                Financial data schedule

         B.   REPORTS ON FORM 8-K:

              The Company filed one report on Form 8-K during the quarter ended June 30, 1996. The report was filed on June 25, 1996 and it reported under Item 2 the acquisition of certain assets and assumed certain liabilities of CDS effective June 11, 1996.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RAYTEL MEDICAL CORPORATION


Dated: August 12, 1996                 By:  /s/ E. Payson Smith, Jr.
                                            --------------------------
                                            E. Payson Smith, Jr.
                                            Senior Vice President, Chief
                                            Financial Officer and Secretary
                                            (duly authorized officer and
                                            principal financial officer)