Form 10-K
period 1996-09-30
RAYTEL MEDICAL CORP
filed 1996-12-30
CIK 1002017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended September 30, 1996. (Fee required)

/ / Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to
         ______________.

                           Commission File No. 0-27186

                           RAYTEL MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      94-2787342
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

                2755 CAMPUS DRIVE, SUITE 200, SAN MATEO, CA 94403
            (Address of principal executive offices)      (Zip Code)

                                 (415) 349-0800
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's Common Stock held by non-affiliates as of November 29, 1996 was $72,473,174 based on the closing sale price of the Common Stock, as reported on the Nasdaq National Market System on that day.

The number of shares of the registrant's Common Stock outstanding on November 29, 1996 was 8,332,924.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DOCUMENT                                   WHERE INCORPORATED
Annual Report for fiscal year ended
       September 30, 1996                                PART II

Proxy  Statement for the Annual Meeting
       to be held on March 6, 1997                       PART III

                                     PART I.

         This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 17. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Business Environment and Future Financial Results" and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "goals" and similar expressions identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1.  BUSINESS

         Raytel Medical Corporation is a provider of healthcare services, focusing on the needs of patients with cardiovascular disease ("CVD"). The Company believes, based on its industry experience, that it is the leading provider of remote cardiac monitoring and testing services utilizing transtelephonic monitoring technology in the United States. The Company's goal is to become a leading CVD healthcare management company by developing a network of integrated heart centers that will coordinate or provide a full range of diagnostic, therapeutic and follow up services, augmented by Raytel's cardiac monitoring and testing services. Raytel intends to develop its heart centers in affiliation with cardiology physician groups and hospitals delivering high quality patient care. Raytel believes its planned heart centers will address the cost containment pressures currently shaping the healthcare industry. The Company has executed an agreement with Stanford Health Services to develop a diagnostic cardiac catheterization facility. The Company has also entered into an agreement with Granada Hills Community Hospital in Southern California under which the Company is managing an existing, on-site heart center and is negotiating to upgrade the hospital-based cardiac catheterization facility at the hospital. The Company expanded its physician practice management business in 1996 through its acquisitions of cardiology practices in Beaumont, Texas, and Granada Hills, California. The Company is negotiating to develop a fully integrated heart center with a general acute care hospital in Southeast Texas. In June 1996, Raytel acquired the assets and assumed certain liabilities of Cardio Data Services, Inc., ("CDS"), a provider of pacemaker monitoring, cardiac detection and Holter monitoring services.

         Raytel was incorporated in California in October 1981 under the name Raytel Labs, Inc. and changed its name to Raytel Medical Imaging, Inc. in 1983 and to Raytel Systems Corporation in 1985. In August 1987, the Company was reincorporated in Delaware under the name Raytel Systems Corporation. Following the organization of its majority-owned subsidiary Raytel Corporation in 1990, the Company changed its name to Raytel Holding Corporation. In October 1992, the Company changed its name to Raytel Medical Corporation. Unless the context otherwise requires, "Raytel" or the "Company" as used herein refers to Raytel Medical Corporation, a Delaware corporation, and its consolidated subsidiaries. The Company's executive offices are located at 2755 Campus Drive, Suite 200, San Mateo, California 94403, and its telephone number is (415) 349-0800.

RECENT CORPORATE DEVELOPMENTS

Initial Public Offering

         In December 1995, the Company completed the initial public offering of its Common Stock which yielded net proceeds of $20,400,000 after underwriting discounts and expenses. The Company used approximately $6,000,000 of the proceeds of the offering to pay the remaining balance of a term loan from two banks, approximately $2,101,000 to repurchase certain outstanding redeemable warrants and $5,000,000 to repay substantially all of the outstanding balance of a subordinated note of the Company. The remaining proceeds were used for working capital, general corporate purposes and to fund a portion of the purchase price for an acquisition in June 1996.

Acquisition of Certain Assets from Cardio Data Services, Inc.

         In June 1996, the Company acquired certain assets and assumed certain liabilities of Cardio Data Services, Inc. ("CDS"). Total consideration for the acquisition was $14,000,000, consisting entirely of cash from the Company's available cash and short-term investments and a line of credit with its banks. Through this acquisition the Company expanded its cardiac monitoring and testing services, and added Holter monitoring services, a new line of business.

Acquisition of Nonmedical Assets of Southeast Texas Cardiology Associates, P.A.

         In October 1996, the Company acquired certain nonmedical assets and assumed certain liabilities of Southeast Texas Cardiology Associates, P.A., a cardiology practice in Beaumont, Texas, and entered into a long-term management agreement to manage the medical practice after the acquisition.

Acquistion of Nonmedical Assets of Comprehensive Cardiology Medical Group, Inc.

         In November 1996, the Company acquired certain nonmedical assets and assumed certain liabilities of Comprehensive Cardiology Medical Group, Inc., a cardiology practice in Granada Hills, California, and entered into a long-term agreement to manage the medical practice after the acquisition.


OVERVIEW OF CARDIOVASCULAR DISEASE AND ITS TREATMENT

         Cardiovascular disease is the leading cause of death in the United States and represents the highest percentage of hospital patient days of stay. CVD is a category of illnesses that generally develop progressively, and in many cases asymptomatically, over a number of years. As a result, CVD frequently goes undiagnosed until the patient suffers an acute episode such as a stroke or heart attack. CVD manifests itself in a number of disease states, including atherosclerosis, electrophysiological defects, valvular dysfunction, congestive heart failure, hypertension and congenital defects. The American Heart Association (the "AHA") estimates that approximately 59 million people in the United States suffer from one or more forms of CVD and approximately 1.5 million Americans will suffer a heart attack during 1995. According to AHA estimates, the medical costs associated with the treatment of CVD in 1996 will be approximately $129 billion, or approximately 12% of total healthcare expenditures in the United States. Due to the aging of the United States population, the Company believes that the need for medical services to diagnose and treat CVD will increase significantly in the future.


BUSINESS STRATEGY

         Raytel's objective is to be a leader in the coordination and provision of CVD services across the continuum of cardiac care through a network of heart centers, augmented by Raytel's remote cardiac monitoring and testing services. The Company is pursuing this objective through the following strategies:

         Focus on Establishment of Heart Centers. Raytel is focusing its primary efforts on the establishment of heart centers designed to coordinate or provide quality, integrated CVD services on a cost-effective basis. The Company believes that these heart centers will offer substantial benefits over the traditional fragmented healthcare delivery system to all of the constituencies involved in CVD care. Patients will benefit from the convenience of dealing with a single entity administering their CVD management needs and providing many services at a single location. Referring physicians will benefit from simplified referral patterns and more consistent patient treatment. Cardiologists and other professionals affiliated with the centers will benefit from local access to a wider range of complementary specialists and diagnostic equipment as well as management, marketing and administrative resources.

The Company believes that its heart centers will be able to offer more integrated services at a lower cost than traditional providers, thus addressing the cost containment objectives of managed care plans and other third-party payors. All of these constituencies will benefit from improved accountability.

         Leverage Expertise and Existing Businesses. Raytel has significant experience in providing diagnostic and monitoring services to CVD patients and in acquiring and operating geographically dispersed healthcare service businesses. The Company believes that the expertise it has acquired through the management and operation of its existing businesses, including its extensive experience in marketing, billing and collection, as well as its existing relationships with cardiologists, hospitals and third-party payors, will be of substantial benefit to the Company in the establishment and operation of its heart centers. Raytel intends to integrate the services provided at its heart centers by making its current and future cardiac monitoring and testing services available to heart center patients.

         Develop Affiliations with Providers. Raytel plans to develop its heart centers on a regional basis, in cooperation with cardiology groups and hospitals with a reputation for the delivery of high quality services among referring primary care physicians and the general population in the communities that they serve. As part of its strategy to create a flexible format for its heart centers, the Company will seek to establish relationships with cardiovascular and thoracic surgeons and other specialists who perform invasive therapeutic procedures not offered at the heart center in order to create consistent referral patterns and assure the seamless delivery of quality service throughout the continuum of cardiac care.

         Expand Managed Care Relationships. The Company believes that interaction with managed care organizations will become an increasingly important element in the provision of cardiac care, including care for Medicare patients, and that third-party payors will increasingly prefer to contract with providers offering a wide range of cardiovascular services provided on a multistate or regional basis. Raytel actively markets its existing healthcare services to managed care plans and provides value added services, such as utilization review and outcome studies, to such organizations. The Company intends to utilize its experience in working with managed care plans to market the services of its heart centers to such organizations. The Company believes that the ability to offer payors a system of integrated and coordinated cardiac care on a cost-effective basis will constitute a competitive advantage in obtaining contracts with such payors.

         Develop Standardized Protocols and Information Systems. The Company believes that the development and ongoing refinement of guidelines and protocols for the diagnosis, treatment and management of CVD, reflecting currently accepted practices, is important for improving the consistency of patient care and reducing overall costs of treatment. Raytel intends to establish a medical advisory board, comprised of cardiologists and other specialists and sub-specialists, to work with the Company and its physician and hospital affiliates, to define guidelines for diagnosis, treatment and management of various CVD disease states. The Company also intends to expand its existing information systems to collect and analyze clinical and financial data at its heart centers to promote more efficient practice patterns and better enable the Company to negotiate managed care contracts.

         Expand the Company's Telemedical Business. The Company believes that the establishment of heart centers will enhance its ability to market its cardiac monitoring and testing services. Raytel also intends to utilize its technology and expertise as well as its operating and administrative systems to address additional transtelephonic applications in the treatment and management of cardiac patients and thereby widen the range of cardiac services offered both nationally and through its heart centers.

         Pursue Strategic Acquisitions. Raytel has built its existing organization largely through a series of acquisitions. The Company believes that it is often more cost-effective to acquire and reconfigure an existing business than to establish a new business. The Company believes that its experience in identifying, structuring and completing acquisitions of healthcare service organizations and effectively integrating these organizations will enable it to take advantage of future acquisition opportunities that arise as a result of the trends toward consolidation of healthcare service providers. Raytel intends to explore opportunities to establish heart centers and expand its other cardiac businesses through additional strategic acquisitions, including the acquisition of the assets of physician practices.

RAYTEL HEART CENTERS

         The principal element in Raytel's strategy is the development and operation of heart centers that will coordinate or provide integrated CVD services to patients, including management of the patient's diagnostic, therapeutic and follow up needs. The Company anticipates that each heart center will include a catheterization laboratory, specialized diagnostic equipment, examination and consultation rooms an operating room and patient beds and monitoring equipment. Personnel at the heart center will perform diagnostic services, coordinate therapeutic care with affiliated physicians and/or hospitals, conduct post-therapeutic follow up programs and enroll patients in cardiac monitoring and testing programs. The Company currently operates two catheterization laboratories, has completed the construction of a diagnostic catheterization laboratory in Fremont, California, in collaboration with Stanford Health Services and is in negotiations for the development of a fourth facility in Beaumont, Texas. The Company has also entered into a 10-year agreement with Granada Hills Community Hospital in Southern California under which it is managing an existing, on-site heart center and is negotiating to upgrade the hospital-based cardiac catheterization facility. The Company expanded its physician practice management business in 1996 through its acquisitions of cardiology practices in Beaumont, Texas, and Granada Hills, California. The Company is negotiating to develop a fully integrated heart center with a general acute care hospital in Southeast Texas, which would include a cardiac catheterization laboratory among other possible facilities and equipment. In addition, Raytel is evaluating opportunities for the development and acquisition of additional heart centers.

The Raytel Heart Center Approach

         The Company plans to organize an integrated delivery system for cardiovascular services in each region in which it develops a heart center. Raytel heart centers will be designed and developed on a region-by-region basis to maximize the available resources and address the specific needs of each community served. The structure of the heart centers will be flexible to permit the Company to proactively respond to the restructuring of the healthcare system as it occurs. The Company intends to develop its heart centers in conjunction with academic medical centers, established hospitals and cardiology specialists. In certain cases, the Company may develop heart centers by acquiring the assets of cardiology practices and negotiating long-term agreements to provide management services to such practices. The heart centers will be located on hospital premises or in free-standing facilities in close proximity to the hospitals or physicians with whom the heart centers are affiliated. The heart centers will be designed to enable affiliated cardiologists and cardiovascular surgeons to perform a comprehensive range of diagnostic procedures on site. Therapeutic procedures will generally be performed by physicians either at the affiliated hospital or the heart center. Post-therapeutic monitoring and follow up programs will be offered through the Company's cardiac monitoring services and through on-site programs to be developed by the Company in conjunction with its physician and hospital affiliates.

         The Company believes that the heart centers and the related integrated delivery systems will be well positioned in their local markets to capture patients enrolled in HMOs and other managed care programs, as well as patient referrals from local primary care physicians and the heart centers' affiliated hospitals.

Southmore and Mesquite Catheterization Laboratories

         In September 1994, the Company acquired two catheterization laboratories, located at Southmore Hospital in Pasadena, Texas, a suburb of Houston, and Mesquite Hospital in Mesquite, Texas, a suburb of Dallas (the "Catheterization Laboratories"). These facilities are each operated under contracts with the respective hospitals under which Raytel provides equipment, technical staff and certain management and administrative services. The hospitals provide space for the facility within the hospital, all supplies, and credentialing of physicians. The Company receives a fee from the hospital on a per procedure basis, with a guaranteed minimum monthly payment. Physicians practicing at the Catheterization Laboratories are not obligated to refer patients to or practice at these facilities and in many cases also practice at other hospitals. The contract with Southmore Hospital expires in March 1998, and the contract with Mesquite Hospital expires in January 1999. In addition to diagnostic catheterization procedures, the Southmore facility currently performs pacemaker installations, peripheral vascular angioplasty and peripheral stent installations. There can be no assurance that the Company will be successful in negotiating extensions of the terms of the Southmore or Mesquite contracts.

         Cardiac catheterization utilizes catheters and sophisticated diagnostic instruments to evaluate the functioning of the heart and the coronary arteries. A narrow, flexible tube, or catheter, is inserted through a main artery in the leg or arm and guided into the patient's coronary arteries, where a cardiologist can use the catheter to perform various tests to diagnose the nature and extent of the patient's coronary artery disease.

Northern California Heart Center

         In January 1996, the Company entered into an agreement with Stanford Health Services ("SHS") to develop a diagnostic cardiac catheterization facility (the "Northern California Heart Center") in Fremont, California. In November 1996, the Company completed the construction of the facility and is in the final process of completing the requirements for a license from the California Department of Health Services. The Company expects the facility to be fully licensed and operational during the second quarter of the 1997 fiscal year. However, there can be no assurance that the company will be able to obtain such licensure or any additional licenses that may be required to expand the services offered at the facility.

         Under the agreement with SHS, the Company will provide the facilities and equipment for the facility and will be responsible for the facility's administration, including maintenance and repairs, administrative support services, personnel administration and billing and collection. The agreement provides that SHS will be responsible for providing all medical services at the facility, including providing the medical director, physicians, protocols, credentialing and quality assurance. The parties have subsequently agreed that the Company, through an affiliated medical group, will collaborate with SHS in providing certain of these services. The Company will bill and collect for the technical component of services rendered at the facility, and SHS, the affiliated medical group or physicians with staff privileges at the facility will bill and collect for their professional component of such services. The Company will also receive a fee from SHS for the Company's marketing services and pay a fee to SHS for the services of the medical director.

         The initial term of the agreement is one year, subject to successive, automatic one-year extensions unless terminated by either party. The agreement is subject to earlier termination under certain circumstances, including, among others, the failure to obtain licensure by the State of California prior to June 30, 1996 and without cause at any time upon 60 days notice during the initial term and upon 90 days notice during any extension. Should the agreement be terminated, the Company will endeavor to operate the facility in collaboration with other medical service providers.

Raytel Heart Center at Granada Hills Community Hospital

         The Company has entered into an agreement with Granada Hills Community Hospital, in the San Fernando Valley north of Los Angeles, pursuant to which Raytel manages an integrated heart center located on the premises of the hospital. Granada Hills Community Hospital is a general, acute care hospital. The hospital's heart program includes cardiac catheterization procedures, stress testing, ultrasound and other diagnostic services, cardiovascular and cardiothoracic surgical procedures and cardiac rehabilitation programs.

         There are two phases to Raytel's agreement with the hospital. Under Phase I, known as the interim agreement, the Company manages the hospital's heart center, leases space from the hospital, provides capital equipment and has provided improvements to consolidate the hospital's program in a contiguous physical location. The Company is responsible for supervising and coordinating all day-to-day operations of the heart center, including administrative support and on-site management. The Company is also primarily responsible for marketing and public relations activities and assists the hospital in the negotiation and administration of contracts with managed care organizations and other third-party payors and in its compliance with Medicare coverage and accreditation requirements and governmental licensing and certification matters. All medical service at the facility are the responsibility of the hospital and its medical staff.

         The Company and the hospital intend to implement Phase II of the agreement in the second quarter of the 1997 fiscal year. Under Phase II, the duties and responsibilities will remain the same as under Phase I. The principal difference between Phase I and Phase II is the method of calculating the procedure costs for which Raytel reimburses the hospital. Once Phase II has been implemented, the initial term of the definitive agreement will be 10 years and the Company will have an option to extend the term for an additional five years. The agreement will be subject to termination under certain circumstances, including the failure by either party to maintain any material license, Joint Commission on Accreditation of Healthcare Organizations accreditation or Medicare certification for the hospital and will also be terminable by the hospital in the event that fewer than a specified number of procedures are performed at the center during any successive two-year period. During the term of the agreement, the parties have each agreed to refrain from competitive activities.

         The Company and the hospital are also in the process of negotiating an agreement for Raytel to manage the hospital's cardiovascular surgery program, although there can be no assurance that this agreement will be consummated.


RAYTEL CARDIAC MONITORING SERVICES

         The Company is the largest provider of cardiac monitoring and testing services in the United States utilizing Holter monitoring and transtelephonic pacemaker monitoring ("TTM") technology. The Company believes that its TTM-based services are the most cost-effective means of testing the performance of implanted cardiac pacemakers and detecting symptoms of transient arrhythmias. Since its acquisition of assets from CDS in June 1996, the Company has also offered Holter monitoring services.

Pacemaker Monitoring

         The Company believes, based on its industry experience, that it is the largest provider of transtelephonic pacemaker monitoring services in the United States, currently serving over 70,000 patients with implanted pacemaker systems.

         Pacemaker systems are designed to assist the human heart in maintaining an adequate pumping rate. A pacemaker is an electronic device that is implanted in the patient and is designed to monitor and, if necessary, to stimulate the patient's heartbeat. As it senses the heart's failure to respond to normal physiologic signals, the pacemaker emits electrical pulses directly into the atrium and/or the ventricle of the heart, causing the heart muscle to contract and pump blood through the patient's body. A pacemaker system consists of the pacemaker device, sensing and pacing leads and a battery.

         The purpose of pacemaker monitoring is to enable the patient to maintain a normal lifestyle without the fear of an unexpected system failure. Pacemaker monitoring can detect failures in the pacemaker system as well as changes in the patient's heart rhythms that can cause the system to become ineffective. In TTM-based pacemaker monitoring, the pacemaker system and its interaction with the patient's heart is tested by conducting periodic, prescheduled ECG examinations. The patient is provided with a battery-powered ECG transmitter which detects the heart's impulses from the surface of the skin, converts these impulses into an acoustic signal and transmits the signal over ordinary telephone lines to one of the Company's three technical operations centers, where the signal is converted and displayed on a computer screen or strip chart recorder.

         The Company's pacemaker monitoring services are prescribed by the patient's physician. After receipt of a prescription and enrollment by the Company, the patient is sent a transmitter and trained to use the device over the telephone by one of the Company's technologists. Unlike most physician-operated monitoring services, the Company's monitoring services are provided 24 hours a day, seven days a week in order to accommodate unscheduled calls from patients experiencing problems.

         Each patient is tested on a schedule recommended by his or her prescribing physician with such prescription updated annually. The Company generates most of its pacemaker monitoring revenues from reimbursement by Medicare and payors of supplemental Medicare benefits. Patients are typically tested between three and 12 times per year. The Company is reimbursed for pacemaker monitoring services on a per-call basis. Routine pacemaker testing is performed in accordance with a prearranged, computer generated schedule. A trained technologist telephones the patient and requests that the patient initiate transmission of ECG data which is received by recorders in one of the Company's technical operations centers. Once a continuous graph displaying the rhythm of the heart and the pacemaker is generated, this data is interpreted by the technologist to determine the status of the implanted pacemaker and its relationship to the patient's cardiac rhythm. If problems with the pacemaker system are noted or a serious abnormality is detected, including an abnormality in the heart's own rhythm (an arrhythmia), the patient's physician is notified immediately by telephone. After each test, the results are promptly reviewed by a supervising technologist and a cardiologist and a written report is mailed to the patient's physician.

Cardiac Event Detection Service

         The Company operates the Cardiac Event Detection Service ("CEDS"), which tests and documents transtelephonically an ambulatory patient's cardiac rhythm irregularities while the patient is experiencing symptoms. CEDS testing aids in the diagnosis of transient cardiac arrhythmias, including atrial and ventricular abnormalities, such as tachycardia, which causes the heart to beat at an abnormally rapid and potentially life threatening rate. During its fiscal year ended September 30, 1996, Raytel tested over 30,000 patients for potential transient arrhythmic events. The Company believes, based on its industry experience, that it is the largest provider of these services in the United States.

         Upon enrollment in its CEDS program, the Company provides the patient with a cardiac event recorder for a testing period lasting up to 30 days. Upon experiencing symptoms, the patient activates the event recorder to capture one or more ECGs which the patient will later transmit to one of the Company's two CEDS technical operations center for analysis. Skilled technologists, under the supervision of cardiac care nurses and cardiologists, make preliminary evaluations of these transmissions for cardiac irregularities. Unlike similar services offered by individuals or small clinics, the Company's centers are staffed 24 hours a day, seven days a week to respond to a patient's needs on a timely basis. During 1994, approximately 56% of patient calls to the center were received outside of normal business hours, and approximately 21% of the patients who underwent CEDS testing placed one or more calls to the center that resulted in immediate contact with the referring physician, based upon preselected clinical criteria. Emergency medical response is initiated for CEDS patients when necessary. Regardless of the number of calls placed, payors reimburse the Company on a 30-day program basis for its CEDS service.

Holter Monitoring Services

         Since the acquisition of assets from CDS in June 1996, the Company has offered Holter monitoring services. The Company believes, based on its industry experience, that it is the largest provider of Holter monitoring services in the United States, currently serving over 60,000 patients annually. Holter monitoring service tests and documents an ambulatory patient's cardiac rhythm irregularities while the patient is fitted with a recording device, with leads attached to the patient's chest, typically for a single 24-hour period. Should Holter monitoring or other testing procedures fail to detect an arrhythmia event in a symptomatic patient, the patient's physician often will refer the patient to an event detection service such as CEDs.

Cardiac Rehabilitation and Follow Up Programs

         The Company's cardiac rehabilitation and follow up program was discontinued during 1996. The successful commercialization of the cardiac rehabilitation and follow-up program was dependent upon reimbursement authorization under Medicare and by other third-party payors. Although the Company's program services were approved for reimbursement by several private insurers, such services are not reimbursable under current Medicare guidelines. Because the Company does not believe that Medicare reimbursement for both services will be authorized in the near future, the Company has determined to discontinue offering the service until the availability of Medicare reimbursement is more certain.

Training and Quality Assurance

         As of November 30, 1996, the Company employed approximately 153 full time equivalent technologists in all of its cardiac monitoring and testing operations. All of the Company's pacemaker monitoring technologists undergo a formal six-week training program that includes basic cardiac physiology, the operation of pacemaker devices, the interaction of pacemaker systems with the heart, and the administration and interpretation of ECG tests. As technologists become more experienced, they are trained to monitor increasingly complex pacemaker systems. Technologists administering the Company's CEDS and Holter services undergo training in the interpretation of ECG data to detect symptoms of cardiac arrhythmia.

         The Company maintains a rigorous quality assurance program. The Company's technologists are directed by board-certified cardiologists with special training in the fields of cardiac pacing and electrophysiology. Each pacemaker monitoring test is separately reviewed by a supervising technologist and a cardiologist. CEDS transmissions and Holter test results are evaluated by technologists under the supervision of cardiac care nurses and cardiologists.

DIAGNOSTIC IMAGING SERVICES

         The Company provides outpatient diagnostic imaging services through operating and investment interests in 12 free-standing imaging centers and two mobile MRI units (the "Imaging Centers"). The Company also operates the Raytel Imaging Network, a specialized preferred provider network currently consisting of 241 independent imaging centers located from Maryland to New York, including four centers managed by the Company.

         Diagnostic imaging technology consists of a number of medical diagnostic modalities, many of which integrate computer hardware and software. These modalities include MRI, computed tomography ("CT"), nuclear medicine, radiography/fluoroscopy ("R/F"), ultrasound, general X-ray and mammography. These imaging modalities are generally non-invasive (with the exception of the injection of contrast material in certain techniques and the occasional use of tranquilizing agents) and subject the patient either to sound waves (ultrasound), X-rays (CT, R/F and X-ray mammography) or radio waves (MRI) to gather data that aid in medical diagnosis. These diagnostic technologies enable physicians to view certain internal body anatomy and pathology and in many instances provide early diagnostic capability and aid in effective treatment planning without the need for more costly exploratory surgery.

         The principal diagnostic imaging modality in use at the Imaging Centers is MRI. MRI is used to provide high resolution images of the soft tissue of the body. In the field of cardiology, MRI is used for the assessment of congenital and anatomical cardiac defects. Other MRI techniques, such as MR angiography, are also used in the assessment of peripheral vascular and other cardiovascular diseases. The Imaging Centers also provide a wide range of imaging services for the diagnosis of neurological disorders of the head, neck and spine, as well as imaging of the musculoskeletal system and a variety of internal organs, including the liver and prostate, and the female pelvis.

Raytel Imaging Centers

         The Imaging Centers are located in six states, with clusters in the northeast and California. All of the Imaging Centers offer MRI services, and six offer other imaging modalities. The Company owns four of the Imaging Centers and holds its interests in the other eight through investments in various joint ventures and limited partnerships (the "Ventures"). Historically, the Company provided imaging equipment and/or financing for most of the Ventures. In exchange for providing such equipment and/or financing, the Company receives a fixed priority payment as defined in each Venture agreement. To the extent that each Venture has distributable cash after such priority payments, the Company will also receive a cash distribution to the extent of its proportionate Venture interest which ranges from 37.5% to 90%. In Imaging Centers where the equipment is not owned by the Company, the Company receives only its proportionate Venture interest in the distributable cash of the entity. The Company provides management services to seven of the Imaging
Centers (including the four owned by the Company). Such services include marketing, data processing, billing and collection, accounting and supervision. Day-to-day management of the other five Imaging Centers is the responsibility of either the Company's Venture partners or independent managers who receive a fee based upon the Imaging Center's revenues.

        The Ventures were established for fixed terms. Ventures that operate four consolidated and two unconsolidated Imaging Centers are scheduled to terminate on or before July 31, 1997. Unless these terminating Ventures are extended or restructured by the Company and its Venture partners, these Ventures will discontinue operations. See Item 3, "Legal Proceedings," for a description of the dispute between the Company and one of its Venture partners relating to the expiration of the term of one of the Imaging Centers. Ventures that operate the remaining Imaging Centers have terms that expire between 1999 and 2026.

Raytel Imaging Network

         The trends toward cost containment and managed care have resulted in changes in the patterns of patient referrals to diagnostic imaging facilities, adversely affecting the profitability of independent imaging centers and encouraging the formation of networks of independent centers. Many independent operators of diagnostic imaging facilities lack the management and marketing expertise and systems, as well as the experience in dealing with large managed care organizations, that are necessary to effectively establish and operate such networks. The Company's experience in dealing with a wide variety of managed care organizations and its established, centralized marketing, scheduling, billing and accounting systems provide the Company with the capability to establish and operate networks of independent diagnostic imaging centers. In addition, the Company's purchasing power allows it to provide participating centers with supplies, such as drugs and film, and with equipment maintenance and other services at considerable cost savings.

         The Raytel Imaging Network (the "Network") is a dedicated network of diagnostic imaging facilities established to provide services to patients participating in healthcare benefit programs offered by municipal and state employers, corporations that self-insure, third-party insurance carriers, union health and welfare plans and managed care providers. Independent imaging centers enter into fixed fee contractual relationships with the Network to provide imaging services to patients referred by payors which have contracted with the Network for services at a negotiated fee. The Network handles scheduling for patients whose healthcare benefit programs participate in the Network and guarantees these participating entities a fixed fee for all radiology procedures performed in Network centers. The Network also offers centralized billing services for those procedures, promptly reports the results of the studies to the patient's referring physician and the outcomes of the studies to the administrators responsible for the management of the patient's healthcare program.

         The Network is a preferred provider organization with participating imaging centers in the states of New Jersey, Pennsylvania, Maryland, and New York. The Network currently provides diagnostic imaging services under referral arrangements with approximately 90 organizations administering healthcare programs covering more than 400,000 individual participants.

SALES AND MARKETING

         The Company's marketing activities are directed at managed care organizations and referring physicians. The Company maintains a central managed care sales group that negotiates and manages contracts with managed care organizations. The Company's marketing organization also supervises the marketing of its TTM-based services to physicians nationwide and supports the efforts of local centers to market their services to referring physicians in the communities they serve.

Raytel Cardiac Monitoring and Testing Services

         The Company markets its cardiac monitoring and testing services nationwide through a sales force made up of 17 full-time regional field managers who direct a network of over 350 part-time salespersons and independent sales representatives, and supported by the Company's customer service and telemarketing personnel. The Company's sales force works closely with the approximately 15,000 physicians currently prescribing the Company's pacemaker monitoring services. The Company works closely with all major pacemaker manufacturers and has agreements with certain manufacturers for the distribution of the Company's services through their direct sales forces. In addition, the Company has arrangements with the major pacemaker manufacturers to place its prescription form in the document packages included with their pacemakers.

         The Company differentiates its cardiac monitoring and testing services from most of its competitors by providing its services 24 hours a day, seven days a week. In addition, the Company offers technologists who specialize in monitoring specific pacemaker models (the more complex the unit, the more expertise a technologist is required to have), extensive quality control procedures, computerized reports for complex pacemakers, detailed reporting procedures for abnormal findings and an extensive database on pacemaker performance.

Diagnostic Imaging Services

         The Company markets services of the Imaging Centers it manages through a team approach tailored to the needs of each Imaging Center. The Company's central sales organization coordinates the Imaging Center's selling activities with the Imaging Center's radiologists. The principal selling effort is directed toward the local base of referring physicians. In support of the selling effort, the Company provides marketing materials, including newsletters and brochures and holds routine educational sessions for physicians. The Company also assists the Imaging Center in addressing needs of managed care organizations by negotiating contracts with these organizations and working closely with insurance plan administrators, HMO personnel, workers' compensation coordinators and hospital administrators.

Raytel Heart Centers

         The Company markets the services of its heart centers using the basic approach employed with the Imaging Centers. As is the practice at the Granada Hills Heart Center, each heart center will undertake marketing activities specifically structured for its local or regional market. The manager of each heart center will initiate and maintain contact with local referring physicians. The Company's central sales organization will support the local selling effort with marketing materials and assistance in the development of clinical outreach programs designed to make the capabilities of the center available to underserved segments of the community. The center manager will coordinate local physician contacts with the Company's cardiac monitoring and testing sales force to cross-sell the Company's transtelephonic pacemaker monitoring, Holter monitoring and cardiac event detection services. The Company's central sales group will negotiate contacts with managed care organizations. This group will also assist the center manager in addressing the needs of such organizations.

BILLING AND COLLECTION

         The Company's cardiac monitoring and testing operations generate a high volume of relatively low-cost services delivered to patients living throughout the United States. The Company derives substantially all of its transtelephonic pacemaker monitoring, Holter monitoring and cardiac event detection services revenues from Medicare and other third-party payors and, in most cases, renders bills to at least two payors for each procedure. In the year ended September 30, 1996, the Company generated more than one million bills to Medicare and other third-party payors related to these businesses. Accordingly, the Company's success in these businesses is substantially dependent upon the efficiency of its billing and collection systems.

         All of the billing and collection functions for the Company's cardiology operations are centralized at the Company's facilities in Connecticut and New Jersey. As of November 30, 1996, the Company employed approximately 64 billing and collection personnel. The Company has specialized data management systems that it uses to obtain and record primary and secondary insurance data at the time of patient enrollment and to maintain and update that information. The Company's billing and collection staff is specially trained in third-party coverage and reimbursement procedures. The Company communicates continuously with carriers administering Medicare and has established procedures that allow it to submit most primary Medicare claims electronically, on a batch-billing basis. In addition, the Company maintains a database on the billing procedures and requirements of more than 1,500 insurance carriers, which enables it to efficiently process claims to primary, secondary and tertiary private insurers. Computerized billing and collection reports allow the Company's personnel to continually monitor open accounts.

         Due to the complexity of the billing and collection process, the Company, like many other healthcare service providers, experiences normal payment cycles that are considerably longer than those customary in many other industries. The Company typically experiences billing cycles of 60 to 240 days from the billing date, depending on the type and number of third-party payors, although billing cycles can be even longer in certain situations. Based upon its experience, the Company believes that its specialized data processing system and its extensive background in processing high volume, third-party claims serve to minimize collection cycles and the incidence of rejected claims due to incomplete or inaccurate information.

         The Company bills and collects for the Imaging Centers it manages and expects to manage these functions centrally for certain of its heart centers.

THIRD-PARTY REIMBURSEMENT

         The Company derives substantially all of its revenues from Medicare, HMOs and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers, by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. There can be no assurance that such measures will not adversely affect the amounts or types of services that may be reimbursable to the Company in the future, or that the future reimbursement for any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service by the Company, either of which could have a material adverse effect on the Company's operating results. The Company cannot predict with any certainty whether or when additional changes in Medicare, Medicaid or other third-party reimbursement rates or policies will be implemented. However, such future changes could have a material adverse effect on the Company's business, financial condition or operating results.

         Reimbursement rates vary depending on the type of third-party payors. Changes in the composition of third-party payors from higher reimbursement rate payors to lower reimbursement rate payors could have an adverse effect on the Company's operating results. In addition, the Company anticipates that it may increasingly offer its services to third-party payors on a capitated or other risk-sharing basis. To the extent that patients or enrollees covered by a risk-sharing contract require more frequent or extensive services than is anticipated by the Company, the revenue derived from such contract may be insufficient to cover the costs of the services provided. Insufficient revenue under capitated or other risk-sharing contracts could have a material adverse effect on the Company's business, financial condition or operating results.

GOVERNMENT REGULATION

         The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, the scrutiny of methods and levels of payment of healthcare providers and companies is increasing.

         The Company believes that healthcare legislation, regulations and interpretations will continue to change and, as a result, routinely monitors developments in healthcare law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all of its agreements and operations in accordance with applicable law, the lack of definitive interpretations of many statutory and regulatory provisions means that there can be no assurance that the Company's arrangements are in compliance with such provisions or will not be successfully challenged.

Government Reimbursement Programs

         The federal government maintains the Medicare health insurance program for the aged. Individual states have programs for medical assistance to the indigent known generally as Medicaid, which are partially financed by the federal government. Federal Medicaid funds are currently conditioned on state compliance with federal requirements. A significant portion of the Company's revenues is received under Medicare and other government programs. Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities and other healthcare suppliers and practitioners.

         The Company anticipates that its heart centers and catheterization laboratories will derive a substantial portion of their revenue from payments made under the Medicare program. In order to participate in this program, a newly-developed facility must be certified after officials administering the Medicare program in the state where the facility is located, or their designees, have conducted a survey of the facility, a process that cannot commence until the facility opens and begins providing services to patients. Once a facility is certified, it will be reimbursed by Medicare for services performed from the date on which a satisfactory survey is conducted in connection with the certification of the facility or such later date as an acceptable plan is submitted to correct any deficiencies noted in the survey. The Company expects that delays in the certification process may occur and may increase with the funding limitations being imposed on certifying authorities. Combined with the billing and collection cycle for Medicare reimbursement that all healthcare facilities experience, these delays could result in a three to six month working capital deficiency during the start-up phase for all newly developed heart centers. These working capital deficiencies will have to be funded by the Company through working capital advances to the facilities using funds provided by operating or financing activities.

Stark Legislation and Fraud and Abuse Laws

         The Company is subject to a variety of laws and regulations governing the referral of patients to facilities with whom the referring physician has a financial relationship.

         Subject to certain exceptions, physicians who have a financial relationship with an entity providing healthcare services are prohibited by federal law (the "Stark Legislation") from referring or admitting patients to that entity for the provision of certain designated services reimbursable under Medicare or Medicaid, as well as certain other federally assisted state healthcare programs. The entity providing healthcare services is also prohibited from presenting, or causing to be presented, a claim or bill for the designated services furnished pursuant to a prohibited referral. Possible sanctions for violations of the Stark Legislation include civil monetary penalties, exclusion from the Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibition. The Stark Legislation prohibits a physician who owns stock of a company from referring patients to the medical facilities in which such company has an ownership interest unless such Company's stockholders' equity exceeds $75.0 million.

         In addition to the limitations of the Stark Legislation, a number of states have laws which apply to referrals made for services reimbursed by all payors, and not simply Medicare or Medicaid. Some of these laws may extend to the services furnished by medical facilities in which the Company has an ownership interest and, absent the availability of an exception under such laws, could prohibit physicians with ownership interests in the Company from referring any patients to such facilities.

         The Company is also subject to the illegal remuneration provisions of the federal Social Security Act and similar state laws ("Fraud and Abuse Laws") which collectively impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state or private programs. The courts and the Office of the Inspector General of HHS have stated that the Fraud and Abuse Laws are violated where even one purpose, as opposed to a primary or sole purpose, of the arrangement is to induce referrals. Violations of the Fraud and Abuse Laws are punishable by criminal or civil penalties, which may include exclusion or suspension of the provider from future participation in the Medicare, Medicaid and similar state and federal programs, as well as substantial fines. The federal government has published exemptions, or "safe harbors," for business transactions that will be deemed not to violate the federal Fraud and Abuse Laws. Although satisfaction of the requirements of these safe harbors provides protection from criminal prosecution or penalties under the federal anti-kickback legislation, failure to meet the safe harbors does not necessarily mean a transaction violates the statutory prohibitions. Due to the breadth of the statutory provisions of the Fraud and Abuse Laws and the absence of definitive regulations or court decisions addressing the type of arrangements by which the Company and its affiliated entities conduct and will conduct their business, from time to time certain of their practices may be subject to challenge under these laws. In October 1995, Congress passed a bill that would extend the prohibitions of the Fraud and Abuse Laws to all third-party payors, governmental and private.

         The Company has attempted to structure its business relations to comply with the Stark Legislation, the Fraud and Abuse Laws and all other applicable healthcare laws and regulations. However, there can be no assurance that such laws will be interpreted in a manner consistent with the Company's practices. The Company holds interests in 8 diagnostic imaging centers through investments in the Ventures. Day-to-day management of five of these Venture centers is controlled by the Company's Venture partners or by independent managers, and the Company is unable to exercise significant control over the operation of these centers. While the Company believes that these centers operate in material compliance with all applicable laws, the Company may not be responsible for ensuring compliance with these laws by other centers under its joint venture and partnership agreements. However, failure of the entity operating or managing such centers to ensure compliance may adversely affect the Company's business, financial condition or operating results. In 1994, a joint venture in which a Company subsidiary was a non-managing general partner was subject to litigation brought on behalf of the federal government by a private plaintiff relating to alleged non-compliance with the Fraud and Abuse laws. Such litigation was settled with no material adverse consequences to the Company. There can be no assurance that additional challenges under such laws or regulations or new laws or regulations will not require the Company or its affiliated entities to change their practices or will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, state legislatures and other governmental entities are considering additional measures restricting or regulating referrals, and there can be no assurance that new laws or regulations will not be enacted which will require restructuring of the Company's operations or otherwise have a material adverse effect on the Company's business, financial condition or operating results.

Certificates of Need and Other Licensing Requirements

         Certain states in which the Company operates or may operate in the future prohibit the establishment, expansion or modification of certain healthcare facilities and the services provided at such facilities, including heart centers, catheterization laboratories and diagnostic imaging centers, without first obtaining a certificate of need ("CON") or comparable license from the appropriate state regulatory agency. In addition to any CON or comparable licensing requirements that may apply, heart centers, catheterization laboratories and diagnostic imaging centers developed or operated by the Company may also be required to comply with other licensing requirements, which vary from state to state. Obtaining CON approval or comparable licensing is typically an expensive and lengthy process and may involve adversarial proceedings initiated by competing facilities or taxpayer groups. The existence of these laws may make it more difficult for the Company to develop heart centers, catheterization laboratories or other diagnostic facilities or expand the services provided at such facilities or its other diagnostic imaging facilities.

          Under current California regulations, the performance of cardiac catheterization procedures is generally restricted to licensed general acute care hospitals. The Company has applied for a license for its free-standing cardiac catheterization laboratory in Fremont, California under a pilot program. Although the pilot program was repealed in 1993, the Company believes that it meets all of the requirements for the granting of a license because the entity holding the permit for such a facility was in active status as of December 31, 1993. However, there can be no assurance that a license will be granted on acceptable terms, if at all. If the Company cannot obtain such license, it is uncertain under current California regulations whether the Company could otherwise separately obtain a license to operate a free-standing catheterization laboratory.

Restrictions on Corporate Practice of Medicine

         The laws of certain states in which the Company operates or may operate in the future prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although the Company has structured its affiliations with physician groups so that the physicians maintain exclusive authority regarding the delivery of medical care, there can be no assurance that these laws will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on the Company's business. If a corporate practice of medicine law is interpreted in a manner that is inconsistent with the Company's practices, the Company would be required to restructure or terminate its relationship with the applicable physician group to bring its activities into compliance with such law. The termination of, or failure of the Company to successfully restructure, any such relationship could result in fines or a loss of revenue that could have a material adverse effect on the Company's business, financial condition or operating results.

MEDICAL MALPRACTICE INSURANCE

         The Company does not, itself, engage in the practice of medicine and requires physicians performing medical services at its facilities to maintain medical malpractice insurance. Although the Company's employees do not practice medicine, certain of its employees are or will be involved in the delivery of healthcare services to the public under the supervision of physicians. To protect the Company from medical malpractice claims, including claims associated with its employees' activities, the Company, or the Ventures for which the Company serves as general partner, maintains professional liability and general liability insurance on a "claims made" basis in amounts deemed appropriate by management based upon the nature and risks of the Company's business. Such policies provide malpractice coverage in the amount of $1 million per occurrence with an aggregate limit of $3 million. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims. In addition, there can be no assurance that the Company will be able to obtain such insurance on commercially reasonable terms in the future.

COMPETITION

         The healthcare service businesses in which the Company is currently engaged are highly competitive. The restructuring of the healthcare system is leading to rapid consolidation of the existing highly-fragmented healthcare delivery system into larger and more organized groups and networks of healthcare providers. The Company expects competition to increase as a result of this consolidation and ongoing cost containment pressures among other factors. In executing its business strategy, the Company competes with management services organizations, for-profit and nonprofit hospitals, HMOs and other competitors that are seeking to form strategic alliances with physicians or provide management services to physicians or to diagnostic and therapeutic facilities owned by such physicians.

In operating its heart centers, the Company encounters competition from physician groups, general acute care hospitals and free-standing and hospital-based cardiac care facilities located in the same markets.

         The Company's cardiac monitoring and testing programs compete with a number of smaller, regional commercial entities as well as hospitals, clinics and physicians who generally provide these services as an adjunct to their primary practice. Principal competitive factors are availability and quality of service. The Company believes that it competes favorably with most of its smaller competitors based on its 24 hour a day, seven day a week service, specialized technical staff and sophisticated billing and collection system. Certain of its competitors, including local physicians and hospitals, may have certain competitive advantages over the Company based upon their direct relationships with patients.

         Diagnostic imaging is performed in hospitals, private physicians' offices, clinics operated by group practices of physicians and independent imaging centers. Although the Company and its affiliates operate in New York, New Jersey, Massachusetts, Pennsylvania, and California, competition focuses on physician referrals at the local market level. Principal competitors in each of the Company's markets are hospital and physician affiliated imaging centers, some of which may have greater financial and other resources than the Company, more experience and greater name recognition than the local managers and radiologists associated with the Company's Imaging Centers, or better ties to the local medical community. Successful competition for referrals is a result of many factors, including quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and, increasingly, relationships with managed care programs. The Company believes that it competes favorably with other providers of diagnostic imaging services based on the quality of its service, its emphasis on sophisticated equipment, and the professionalism of its staff, among other factors. Other independent companies (including some which have substantially greater financial and operating resources than the Company) are in the business of establishing facilities similar to the facilities in which the Company has or may obtain interests and providing management services to such facilities, including at least one publicly-held Company of which the Company is aware whose primary business consists of the development and operation of cardiac care centers.

EMPLOYEES

         As of November 30, 1996, the Company employed approximately 554 full time equivalent employees. None of the Company's employees are covered by collective bargaining contracts.


ITEM 2.  PROPERTIES

         The principal operations of the Company and its subsidiaries are conducted at facilities located in Windsor, Connecticut, New York, New York, Haddonfield, New Jersey and San Mateo, California. The Windsor facility, consisting of approximately 33,000 square feet, is occupied under a lease expiring in July 1999. The New York facility, consisting of approximately 23,300 square feet, is occupied under a lease expiring in September 1996. The Haddonfield facility, consisting of approximately 13,000 square feet, is occupied under a lease expiring in June 1997. The San Mateo facility, consisting of approximately 2,400 square feet, is occupied under a lease expiring in June 1998. In addition, through seven of its consolidated Imaging Centers, the Company leases a total of approximately 31,000 square feet in facilities located in New York, New Jersey, California and Pennsylvania.

The Company generally considers its properties to be in good condition and suitable for the Company's anticipated needs.


ITEM 3.  LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries are involved in litigation with Medical Diagnostics, Inc. ("MDI"), the joint venture partner in Mass. Mobile Imaging Venture ("MMIV"), one of the Ventures in which the Company, through a subsidiary, holds an interest. The dispute arose out of MDI's proposal to co-develop a new MRI center with a hospital utilizing assets of MMIV. In the course of the dispute, other differences have arisen between the Company and MDI concerning provisions of the joint venture agreement, the ability of MDI to adequately manage MMIV and other matters concerning the operations of the Imaging Centers owned by MMIV. In September 1992, MDI filed an action against the Company, certain of its subsidiaries and certain other defendants in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex. The suit alleges that the Company and the other defendants violated fiduciary and contractual obligations to MDI and MMIV by refusing to approve the development of the new center and by generally failing to cooperate in good faith with MDI in the business affairs of MMIV and seeks declaratory relief, the dissolution of MMIV, unspecified damages and injunctive relief. In addition to denying MDI's allegations, the Company has asserted counterclaims, alleging that MDI and an affiliate of MDI have breached their fiduciary and contractual obligations to the Company and MMIV and have sought to benefit their own business interests at the expense of the Company and MMIV. The counterclaim seeks the removal of MDI as the manager of MMIV and equity participation, or damages in lieu of equity participation, in the new center for the duration of the operating agreement with the hospital. The Company believes that the complaint filed against it is without merit and is vigorously defending the complaint and prosecuting its counterclaims relating to the new center and the management of MMIV.

         In September 1996, the Company won an administrative decision related to a billing dispute with a New York Medicare carrier. The Company billed the carrier at a reimbursement rate which was in effect at the time the Company acquired the CardioCare division from Medtronic, Inc. in 1993. The reimbursement rate was confirmed by the carrier after the acquisition. Following an audit of the carrier by the Healthcare Finance Administration ("HFCA"), the Company was ordered to return approximately $4 million to Medicare, a decision the Company appealed. The Company was notified on September 23, 1996, that an administrative law judge found that the Company was without fault and is entitled to the reimbursement of approximately $4 million in question.

         Raytel and its subsidiaries are parties to other litigation and claims arising out of its ongoing business operations. The Company believes that none of these matters, either individually or in the aggregate, are likely to have a material adverse effect on the Company's business, financial condition or operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to information set forth under the heading "Stock Data Nasdaq Symbol: RTEL" on page 37 of the Company's 1996 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to the information set forth under the heading "Five Year Financial Summary" on page 17 of the Company's 1996 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 to 22 of the Company's 1996 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the financial statements and supplementary data on pages 23 to 36 of the Company's 1996 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III


         Certain information required by Part III is omitted from the report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Proposal No. 1 - Election of Directors."

         The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading Executive Compensation and Other Matters."


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Executive Compensation and Other Matters."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Certain Transactions."

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      1. FINANCIAL STATEMENTS:

         Independent Auditors Report
         Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994
         Consolidated Balance Sheets as of September 30, 1995 and 1996 Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements
         Supplementary Data: Quarterly Financial Data (unaudited)


         2. FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts
         Independent Auditor's Report


         3.  EXHIBITS

         The exhibits which are filed with this Form 10-K, or incorporated herein by reference, are set forth in the Exhibit Index, which immediately precedes the exhibits to this Report.

(B)  REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 1996

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RAYTEL MEDICAL CORPORATION

Dated:  December 30, 1996           By: /s/ RICHARD F. BADER
                                       ------------------------------
                                            Richard F. Bader
                                            Chairman and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Kokesh and E. Payson Smith, Jr., or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might and could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or either of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated.

       SIGNATURE                                            TITLE                                            DATE
       ---------                                            -----                                            ----

  /s/ RICHARD F. BADER                Chairman of the Board and Chief Executive Officer                December 26, 1996
  --------------------                (Principal Executive Officer)
   (Richard F. Bader)

   /s/ ALLAN ZINBERG*                 President, Chief Operating Officer and Director                  December 26, 1996
   ------------------
     (Allan Zinberg)

/s/ E. PAYSON SMITH, JR.              Senior Vice President and Chief Financial Officer                December 26, 1996
------------------------              (Principal Financial and Accounting Officer)
 (E. Payson Smith, Jr.)

/s/ THOMAS J. FOGARTY                 Director                                                         December 26, 1996
---------------------
   (Thomas J. Fogarty)

  /s/ ALBERT J. HENRY*                Director                                                         December 26, 1996
  --------------------
    (Albert J. Henry)

                                      Director                                                         December __, 1996
     ---------------
    (Gene I. Miller)

    /s/ DAVID ROLLO*                  Director                                                         December 26, 1996
    ----------------
      (David Rollo)

/s/ TIMOTHY J. WOLLAEGER*             Director                                                         December 26, 1996
-------------------------
 (Timothy J. Wollaeger)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Stockholders of Raytel Medical Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Raytel Medical Corporation and Subsidiaries as of September 30, 1996 and September 30, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996 included in this Form 10-K, and have issued our report thereon dated November 8, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The information reflected on the schedule has been subjected to the auditing procedures applied in the audits of the basic financial data, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/ Arthur Andersen LLP
                                            ---------------------------
                                            Arthur Andersen LLP


Hartford, Connecticut
November 8, 1996

                                                                Schedule II

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

             For the years ended September 30, 1996, 1995 and 1994

                       VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at        Charged to
                                              Beginning of      Cost and                           Balance at
                                              Year              Expenses         Deductions        End of Year
                                              ----------------------------------------------------------------
DESCRIPTION

September 30, 1996
        Allowance for doubtful accounts       $7,709,000        $5,352,000       $(7,206,000)      $5,855,000

September 30, 1995
        Allowance for doubtful accounts       $8,220,000        $5,187,000       $(5,698,000)      $7,709,000

September 30, 1994
        Allowance for doubtful accounts       $9,395,000        $4,643,000       $(5,818,000)      $8,220,000

                                INDEX TO EXHIBITS


EXHIBIT                            EXHIBIT TITLE
NUMBER                             -------------
-------

++2.1(1) Master Transaction Agreement, dated as of August 21, 1996, but effective as of September 18, 1996, between and among Raytel
              Medical Corporation, Raytel Texas Physician Services, Inc.,
              Raytel Southeast Management, L.P., Southeast Texas
              Cardiology Associates, P.A., Southeast Texas Cardiology
              Associates II, P.A., Rodolfo P. Sotolongo, M.D., Wayne S.
              Margolis, M.D., Michael L. Smith, M.D., and Miguel
              Castellanos, M.D.

++2.2(1) Agreement for the Purchase and Sale of Assets, dated as of August 21, 1996, but effective as of September 18, 1996, between and among Raytel Medical Corporation, Raytel Texas
              Physician Services, Inc., Raytel Southeast Management, L.P.,
              Southeast Texas Cardiology Associates, P.A., Southeast Texas
              Cardiology Associates II, P.A., Rodolfo P. Sotolongo, M.D.,
              Wayne S. Margolis, M.D., and Michael L. Smith, M.D.

 ++2.3(1) Management Services Agreement, dated and effective as of September 18, 1996, between Cardiology Management Partnership, a Texas general partnership, and Southeast Texas Cardiology
              Associates II, P.A., as assigned to Raytel Southeast
              Management, L.P.


  3.1(2) Restated Certificate of Incorporation of the Registrant, as proposed to be amended.

  3.2(3)      Bylaws of the Registrant, as amended.

  4.1(4)      Registration Rights Agreement dated October 31, 1985 among the
              Registrant and certain of its stockholders.

 *10.1(4)     1983 Incentive Stock Option Plan, as amended.

 *10.2(4)     1990 Stock Option Plan, as amended.

  10.3(4)     1995 Outside Directors Stock Option Plan.

 *10.5(4)     Executive Deferred Compensation Plan.

 *10.7(4)     Form of Indemnity Agreement for officers and directors.

 *10.8(4)     Employment Agreement dated September 28, 1995 between the
              Registrant and Richard F. Bader.

 *10.9(4)     Employment Agreement dated September 28, 1995 between the
              Registrant and Allan Zinberg.

 *10.10(4)    Employment Agreement dated September 28, 1995 between the
              Registrant and E. Payson Smith, Jr.

  10.11(4)    Asset Purchase Agreement dated February 26, 1993 between the
              Registrant and Medtronic, Inc.

  10.12(4) Warrant dated February 26, 1993 issued to Medtronic, Inc. and related Put Agreement dated February 26, 1993 between the
              Registrant and Medtronic, Inc., with form of Registration
              Rights Agreement.

  10.13(4)    Subordinated Promissory Note dated February 26, 1993 issued to
              Medtronic, Inc.

  10.14(4)    Services Agreement dated February 26, 1993 between the
              Registrant and Medtronic, Inc.

     10.21(4)    Warrant issued to Thomas J. Fogarty, M.D. August 30, 1990.

     10.22(4)    Lease Agreement dated March 6, 1992 between the Registrant and
                 Peninsula Office Park, as amended.

     10.23(4)    Lease dated August 27, 1993 between the Registrant and USGC
                 Joint Venture.

     10.24(4) Agreement of Lease dated July 22, 1983 between the Registrant and C.E. Towers Co., as amended, with Lease Assignment and Assumption Agreement dated February 26, 1993 between the
                 Registrant and Medtronic, Inc. and Consent of C.E. Towers Co.
                 dated February 12, 1993.

     10.25(4)    Letter of Intent dated May 31, 1995 between the Registrant and
                 Stanford Health Services and related letter dated June 12,
                 1995 from Bruce A. Reitz, M.D.

    +10.26(4)    American Diagnostics and Management, Inc. Diagnostic
                 Catheterization Services Agreement dated September 2, 1992 between American Diagnostics And Management, Inc. ("ADAM") and
                 Southmore Medical Center, as assumed from ADAM by Registrant.

    +10.27(4)    American Diagnostics And Management, Inc. Diagnostic
                 Catheterization Services Agreement dated June 10, 1993
                 between ADAM and Southmore Medical Center, as assumed from
                 ADAM by Registrant.

     10.28(4)    Joint Venture Agreement dated March 3, 1988 between Medical
                 Imaging Partners, L.P. and California Medical Imaging
                 Services, Inc., as amended, and related agreements.

     10.29(4)    Joint Venture Agreement dated November 25, 1987 between
                 Medical Imaging Partners, L.P. and Mastercare Diagnostic
                 Limited Partners, as amended, and related agreements.

     10.30(4)    MRI Diagnostic Partners I, L.P. 1986 Limited Partnership
                 Agreement dated December 31, 1986, and related agreements and MRI Building Partners, L.P. 1986 Agreement of Limited
                 Partnership dated December 31, 1986.

     10.31(4)    Amended and Restated Joint Venture Agreement dated August 6,
                 1990 between Medical Imaging Partners, L.P. and Medical
                 Diagnostics, Inc., and related agreements.

     10.32(4) Letter Agreement dated October 2, 1995 between the Registrant and Bank of Boston Connecticut.

     10.33(4) Letter of Intent dated October 26, 1995 between the Registrant and Granada Hills Community Hospital.

    +10.34(5)    Cardiac Catheterization Facility and Administrative Services
                 Agreement dated January 10, 1996 between the Company and
                 Stanford Health Services.

    +10.35(6)    Letter Agreement dated January 9, 1996 between the Company and
                 International Philanthropic Hospital Foundation, doing business as Granada Hills Community Hospital.

    +10.36(7)    Cardiac Catheterization Facility and Administrative Services
                 Agreement dated January 10, 1996 between the Company and
                 Stanford Health Services.

    +10.37(8)    Letter Agreement dated January 9, 1996 between the Company and
                 International Philanthropic Hospital Foundation, doing business as Granada Hills Community Hospital.

   ++10.38 Master Transaction Agreement, dated as of August 21, 1996, but effective as of September 18, 1996, between and among Raytel
                 Medical Corporation, Raytel Texas Physician Services, Inc.,
                 Raytel Southeast Management, L.P., Southeast Texas Cardiology
                 Associates, P.A., Southeast Texas Cardiology Associates II, P.A.,
                 Rodolfo P. Sotolongo, M.D., Wayne S. Margolis, M.D., Michael L.
                 Smith, M.D., and Miguel Castellanos, M.D. Reference is made to
                 Exhibit 2.1.

   ++10.39 Agreement for the Purchase and Sale of Assets, dated as of August 21, 1996, but effective as of September 18, 1996, between and among Raytel Medical Corporation, Raytel Texas Physician
                 Services, Inc., Raytel Southeast Management, L.P., Southeast
                 Texas Cardiology Associates, P.A., Southeast Texas Cardiology
                 Associates II, P.A., Rodolfo P. Sotolongo, M.D., Wayne S.
                 Margolis, M.D., and Michael L. Smith, M.D., Reference is made to Exhibit 2.2.

   ++10.40 Management Services Agreement, dated and effective as of September 18, 1996, between Cardiology Management Partnership, a Texas general partnership, and Southeast Texas Cardiology
                 Associates II, P.A., as assigned to Raytel Southeast Management,
                 L.P. Reference is made to Exhibit 2.3.

    *10.41       Employee Stock Purchase Plan dated May 8, 1996

     10.42       Amended and Restated Credit Agreement, and form of Promissory
                 Note dated August 14, 1996 among the Registrant, Bank of Boston
                 Connecticut and Banque Paribas, and Bank of Boston Connecticut, as agent.

     10.43       Promissory Note in the amount of $15,000,000 between the Registrant and Bank of Boston Connecticut dated September 2, 1996.

     10.44       Promissory Note in the amount of $10,000,000 between the Registrant and Banque Paribas dated September 2, 1996.

     13.1 Portions of Annual Report to Stockholders incorporated by reference in this Report on Form 10-K.

     21.1        List of subsidiaries of the Registrant.

     23.1        Consent of Arthur Andersen LLP.


     24.1     Power of Attorney.  Reference is made to page 23 of this Report on Form 10-K.

     27       Financial Data Schedule.

----------
* Constitutes a management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.
+ Confidential treatment has been granted as to a portion of this Exhibit.
++ Confidential treatment has been requested as to a portion of this Exhibit.
(1) Incorporated by reference to identically numbered exhibit to the Registrant's Form 8-K Reports filed on October 3, 1996.
(2) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-Q Report for the quarter ended December 31, 1995 (the "December 1995 Form 10-Q").
(3) Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, No. 33-97860, which became effective on November 30, 1995 (the "1995 Registration Statement").
(4) Incorporated by reference to identically numbered exhibit to the 1995 Registration Statement.
(5)     Incorporated by reference to Exhibit 10.1 to the December 1995 Form
        10-Q.
(6)     Incorporated by reference to Exhibit 10.2 to the December 1995 Form
        10-Q.
(7) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q").
(8)     Incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q.