Form 10-Q
period 1996-12-31
RAYTEL MEDICAL CORP
filed 1997-02-07
CIK 1002017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended December 31, 1996; or

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

Yes     X      No
    -------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                    Shares Outstanding as of January 31, 1997
                     -----                    -----------------------------------------

                  Common Stock                                    8,400,075
                ($.001 par value)

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
                                                                        ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             December 31, 1996 and September 30, 1996 ..................  3

         Condensed Consolidated Statements of Operations
            for the three months ended December 31, 1996 and 1995 ......  4

         Condensed Consolidated Statements of Cash Flows
            for the three months ended December 31, 1996 and 1995.......  5


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................  6


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................... 11

SIGNATURE............................................................... 12

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                (000's omitted)

                                     ASSETS


                                                          December 31,     September 30,
                                                              1996             1996
                                                          -----------      ------------
                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                 $  7,787         $  5,737
  Receivables, net                                            23,004           21,753
  Prepaid expenses and other                                   1,464            1,472
                                                            --------         --------
         Total current assets                                 32,255           28,962

Investment in and advances to
  unconsolidated entities and partnerships                       405               74
Property and equipment, less accumulated
  depreciation and amortization                                9,725            9,156
Intangible assets, less accumulated
  amortization                                                30,143           29,838
                                                            --------         --------
         Total assets                                       $ 72,528         $ 68,030
                                                            ========         ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         $    495         $  2,703
  Current portion of capital lease obligations                   575              562
  Accounts payable                                             2,930            2,861
  Accrued liabilities                                         11,689            6,632
                                                            --------         --------
         Total current liabilities                            15,689           12,758

Long-term debt, net of current portion                         3,641            3,842
Capital lease obligations, net of current portion                320              469
Deferred liabilities                                           1,051              983
Minority interest in consolidated entities                     1,074            1,100
                                                            --------         --------
         Total liabilities                                    21,775           19,152
                                                            --------         --------

Stockholders' equity:
  Common stock                                                     8                8
  Additional paid-in capital                                  55,607           55,585
  Common stock to be issued                                      943              852
  Accumulated deficit                                         (5,706)          (7,567)
                                                            --------         --------
                                                              50,852           48,878
  Less treasury stock, at cost                                   (99)              -
                                                            --------         --------
         Total stockholders' equity                           50,753           48,878
                                                            --------         --------
         Total liabilities and stockholders' equity         $ 72,528         $ 68,030
                                                            ========         ========



                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)


                                                        December 31,  December 31,
                                                           1996           1995
                                                        -----------   ------------
Revenues:
  Pacing, CEDS and Holter revenues                        $12,169       $10,274
  Diagnostic imaging service revenues                       4,524         5,030
  Heart center, practice management and other revenues      3,959           512
                                                          -------        ------
         Total revenues                                    20,652        15,816
                                                          -------        ------

Costs and expenses:
  Operating costs                                           8,237         5,091
  Selling, general and administrative                       7,668         6,804
  Depreciation and amortization                             1,481         1,331
                                                          -------        ------
         Total costs and expenses                          17,386        13,226
                                                          -------        ------

  Operating income                                          3,266         2,590

Interest expense                                              148           358
Other expense (income)                                        (85)         (132)
Minority interest                                             102           251
                                                          -------        ------
  Income before income taxes and extraordinary item         3,101         2,113

Provision for income taxes                                  1,240           845
                                                          -------        ------
  Income before extraordinary item                          1,861         1,268

Extraordinary item, net of related tax benefit               -              402
                                                          -------        ------
  Net income                                              $ 1,861        $  866
                                                          =======        ======
  Net income per share before extraordinary item          $   .21        $  .20
                                                          =======        ======
  Net income per share                                    $   .21        $  .14
                                                          =======        ======
Weighted average common shares and
  dilutive equivalents outstanding                          8,958         6,332
                                                          =======        ======




                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)
                                (000's omitted)


                                                                  December 31,     December 31,
                                                                     1996             1995
                                                                  -----------      -----------
Cash flows from operating activities:
  Net income                                                        $ 1,861          $  866
    Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                1,481           1,331
         Minority interest                                              102             251
         Other, net                                                      61             534
  Changes in operating accounts:
     Receivables, net                                                (1,068)            333
     Prepaid expenses and other                                           8              26
     Accounts payable                                                    69              29
     Accrued liabilities and other                                    5,057             532
                                                                    -------         -------
         Net cash provided by operating activities                    7,571           3,902
                                                                    -------         -------

Cash flows from investing activities:
  Capital expenditures                                               (1,383)           (501)
  Purchase of physician practice                                       (427)              -
  Other, net                                                           (338)            (16)
                                                                    -------         -------
         Net cash used in investing activities                       (2,148)           (517)
                                                                    -------         -------

Cash flows from financing activities:
  Net proceeds from initial public offering                               -          20,400
  Repurchase of warrants                                                  -          (2,101)
  Income distributions to noncontrolling investors                     (131)           (245)
  Principal repayments of debt                                       (3,165)        (11,412)
  Other, net                                                            (77)              -
                                                                    -------         -------
         Net cash provided by (used in) financing activities         (3,373)          6,642
                                                                    -------         -------
Net increase in cash and cash equivalents                             2,050          10,027
Cash and cash equivalents at beginning of period                      5,737           4,983
                                                                    -------         -------
Cash and cash equivalents at end of period                          $ 7,787         $15,010
                                                                    =======         =======

        The interim financial statements furnished above reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and notes included in Raytel Medical Corporation's (the "Company") September 30, 1996 Annual Report on Form 10-K.

        The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 1997.

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

Overview

         The Company generates substantially all of its revenues from the provision of transtelephonic pacemaker monitoring services for cardiac pacemaker patients ("Pacing"), cardiac event detection services ("CEDS") and ("Holter"), diagnostic imaging services and cardiac catheterization procedures. Beginning on February 1, 1996 and September 18, 1996, revenue is also being provided from the operation of the Raytel Heart Center at Granada Hills ("RHCGH") and from the management of Southeast Texas Cardiology Associates, P.A. ("SETCA"), respectively. Also, beginning on November 1, 1996, revenue is being provided from the management of Comprehensive Cardiology Medical
Group, Inc.  ("CCMG"), a physician practice, as described below.

         On October 18, 1996, the Company, through a subsidiary, entered into a long-term management service agreement whereby the Company will manage the non-medical aspects of the CCMG practice. Total consideration for the transaction was cash of $427,000, promissory notes of $620,000 and 14,376 shares of common stock to be delivered at future dates, valued at $91,000 (which is a discount from fair market value due primarily to the delay in the delivery of the shares).

Results of Operations

         The operations of RHCGH are included in the Company's Consolidated Statements of Operations since February 1, 1996, the effective date of the agreement. Accordingly, RHCGH's operations are included in the three month period ended December 31, 1996, but are not included in the three month period ended December 31, 1995. The operations of Cardio Data Services ("CDS") are included in the Company's Consolidated Statements of Operations since June 11, 1996, the effective date of the Company's acquisition of CDS. Accordingly, the operations of CDS are included in the three month period ended December 31, 1996, but are not included in the three month period ended December 31, 1995. The results of operations from the management service agreements with SETCA and CCMG are included in the Company's Consolidated Statements of Operations since September 18, 1996 and November 1, 1996, the effective dates of each respective agreement. Accordingly, such results are included in the three month period ended December 31, 1996, but are not included in the three month period ended December 31, 1995.

         Revenues.        Pacing, CEDS and Holter revenues increased by
$1,895,000, or 18.4%, from $10,274,000 for the three months ended December 31, 1995 to $12,169,000 for the three months ended December 31, 1996, due primarily to the inclusion of revenues from CDS. Diagnostic imaging service revenues decreased by $506,000, or 10.1%, from $5,030,000 for the three months ended December 31, 1995 to $4,524,000 for the three months ended December 31, 1996, due primarily to lower reimbursement rates and a decrease in scan volume in certain centers. Heart Center, practice management and other revenues increased by $3,447,000 or 673.2% from $512,000 for the three months ended December 31, 1995 to $3,959,000 for the three months ended December 31, 1996 due primarily to the inclusion of revenues from RHCGH, and to a lesser extent, revenues from the physician practices.

         As a result of the foregoing factors, total revenues increased by $4,836,000 or 30.6% from $15,816,000 for the three months ended December 31, 1995 to $20,652,000 for the three months ended December 31, 1996.

         Operating Expenses. Operating costs and selling, general and administrative expenses increased by $4,010,000 or 33.7%, from $11,895,000 for the three months ended December 31, 1995 to $15,905,000 for the three months ended December 31, 1996, due primarily to inclusion of costs and expenses from RHCGH and CDS operations and, to a lesser extent, costs and expenses from the management of the physician practices. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased slightly from 75.2% for the three months ended December 31, 1995 to 77.0% for the three months ended December 31, 1996, due primarily to the inclusion of revenues and expenses related to RHCGH, where operating expenses were slightly in excess of revenues.

         Depreciation and Amortization. Depreciation and amortization expense increased by $150,000, from $1,331,000 for the three months ended December 31, 1995 to $1,481,000 for the three months ended December 31, 1996, but declined as a percentage of revenues from 8.4% for the three months ended December 31, 1995 to 7.2% for the three months ended December 31, 1996.

         Operating Income. As a result of the foregoing factors, operating income increased by $676,000, or 26.1% from $2,590,000 for the three months ended December 31, 1995 to $3,266,000 for the three months ended December 31, 1996.

         Interest Expense. Interest expense decreased by $210,000, or 58.7%, from $358,000 for the three months ended December 31, 1995 to $148,000 for the three months ended December 31, 1996 due primarily to the final repayment of term debt in the first quarter of fiscal 1996, the repayment of a subordinated note during fiscal 1996 and a reduction in the principal amount outstanding under equipment loans and capital leases.

         Income Taxes. The provision for income taxes increased by $395,000, or 46.7%, from $845,000 for the three months ended December 31, 1995 to $1,240,000 for the three months ended December 31, 1996 as a result of increased taxable income.

         Extraordinary Item. An extraordinary noncash charge of $402,000, net of the related tax benefit, for the write-off of unamortized debt discount and capitalized debt issuance expense, was recorded during the three months ended December 31, 1995. This charge resulted from the repayment of indebtedness and the repurchase of certain redeemable warrants from the net proceeds of the Company's initial public offering in December 1995.

         Net Income. As a result of the foregoing factors, net income increased by $995,000, or 114.9%, from $866,000 for the three months ended December 31, 1995 to $1,861,000 for the three months ended December 31, 1996.


BUSINESS ENVIRONMENT AND FUTURE RESULTS

        The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

        The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Although the Company's total revenues have increased in each of the last three fiscal years, revenue growth of the Company's Pacing operations during that period has been negatively impacted by Medicare reimbursement rate reductions in certain geographic areas. Additional reimbursement rate reductions applicable to the Company's Pacing procedures became effective on January 1, 1996. These reductions had a negative effect on the Company's operating results for fiscal 1996 and the first quarter of fiscal 1997 and, unless modified, will continue to have a negative effect on its ongoing results. Further slight rate reductions became effective on January 1, 1997. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

        The Company's investment in one venture that operates three of the consolidated imaging centers terminated on December 31, 1996. Revenues contributed by this venture were $512,000 and $760,000 for the three months ended December 31, 1996 and 1995, respectively. The Company's investment in another consolidated venture is expected to terminate on July 30, 1997. Revenues contributed by this venture were $281,000 and $271,000 for the three months ended December 31, 1996 and 1995, respectively.

        From time to time Congress considers legislation to reduce Medicare and Medicaid expenditures. Future legislation of this type could have a material adverse effect on the Company's business, financial condition and operating results.

        A key element of the Company's long-range strategy is the development and operation of integrated heart centers and the acquisition of cardiac healthcare providers and the assets of physician practices and other businesses related to its current operations. In January 1996, the Company entered into an agreement for the development of a heart center (RHCGH) which began operations on February 1, 1996, and in September 1996, the Company acquired all of the non-medical assets of a physician practice (SETCA) and entered into a long-term management service agreement. A second physician practice management service agreement (CCMG) was entered into effective November 1, 1996. The success of the Company's existing and future heart centers and physician practice management activities will depend upon several factors, including the Company's ability to: obtain, and operate in compliance with, appropriate licenses; control costs and realize operating efficiencies; educate patients, referring physicians and third-party payors about the benefits of such heart centers; and provide cost-effective services that meet or exceed existing standards of care.

        An element of the Company's strategy is to expand, in part, through acquisitions and investments in complementary healthcare businesses. The implementation of this strategy may place significant strain on the Company's administrative, operational and financial resources and increased demands on its systems and controls. There can be no assurances that businesses acquired by the Company, either recently or in the future, will be integrated successfully and profitably into the Company's operations, that suitable acquisition or investment opportunities will be identified, or that any such transactions can be consummated.

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

Liquidity and Capital Resources

         The Company's liquidity was materially improved as a result of the completion of the initial public offering of its Common Stock in December 1995 and its receipt of $20,400,000 in net proceeds therefrom. The Company acquired certain assets and assumed certain liabilities of CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000. At December 31, 1996, the Company had working capital of $16,566,000, compared to $16,204,000 at September 30, 1996. At December 31, 1996, the Company had cash and temporary cash investments of $7,787,000.

         The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first five months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters and the collection of these receivables primarily during the subsequent fourth fiscal quarter and the first quarter of the following fiscal year.

         The Company has a revolving line of credit with two banks in the amount of $25,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit expires in August 1998 at which time any outstanding balance converts to a five year term loan. At December 31, 1996, there was no amount outstanding under the line of credit.

         The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops and opens new heart centers or acquires existing heart centers or other businesses, if any. The Company believes that its cash and cash equivalent balances, together with amounts available from bank borrowings and cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through fiscal 1997.

         In September 1996, the Company received a favorable administrative decision related to a billing dispute with a New York Medicare carrier. The Company billed the carrier at a reimbursement rate which was in effect at the time the Company acquired the CardioCare division from Medtronic, Inc. in 1993. The reimbursement rate was confirmed by the carrier after the acquisition. Following an audit of the carrier by the Healthcare Finance Administration ("HCFA"), the Company was ordered to return approximately $4 million to Medicare, a decision the Company appealed. The Company was notified on September 23, 1996, that an administrative judge found that the Company was without fault and was entitled to reimbursement of the approximately $4 million in question.

         The Company had fully accrued for the disputed amount in its historical financial statements. Although the Company has received reimbursement, such amount (after related costs) is and will remain fully reserved until the time period for HCFA to file an appeal has expired.

                          PART II.  OTHER INFORMATION


         Item 6 .  Exhibits and Reports on Form 8-K

         a.      Exhibits:

                 The following exhibits are filed as a part of this Report:

                 Exhibit
                 Number           Title
                 -----            -----
                 27               Financial data schedule


         b.      Reports on Form 8-K:

                 The Company filed one report on Form 8-K during the quarter ended December 31, 1996. The report was filed on October 3, 1996 and it reported under Item 2 the acquisition of certain assets and assumption of certain liabilities of Southeast Texas Cardiology Associates, P.A. ("SETCA") effective September 18, 1996. On October 22, 1996, the Company filed an amendment to Form 8-K and reported under Item 7 that no financial statements or pro forma information relating to SETCA was required to be filed pursuant to Item 7 and Regulation S-X.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RAYTEL MEDICAL CORPORATION



Dated:  February 7, 1997                  By:  /s/ E. Payson Smith, Jr.
                                               -------------------------
                                               E. Payson Smith, Jr.
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (duly authorized officer and
                                               principal financial officer)

                                    EXHIBIT INDEX
                                    -------------


   EXHIBIT
     NO.                           DESCRIPTION
   -------                         -----------
    27                             Financial data schedule
