Form 10-Q
period 1997-03-31
RAYTEL MEDICAL CORP
filed 1997-05-13
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 1997; or

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

Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                        SHARES OUTSTANDING AS OF APRIL 30, 1997
      -----                        ---------------------------------------
   COMMON STOCK
($.001 PAR VALUE)                                    8,444,182

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                               PAGE
                                                                                               ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             March 31, 1997 and September 30, 1996...............................................3

         Condensed Consolidated Statements of Operations
            for the three months and the six months ended March 31, 1997 and 1996................4

         Condensed Consolidated Statements of Cash Flows
            for the six months ended March 31, 1997 and 1996.....................................5


Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................................6

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders....................................12

Item 6.  Exhibits and Reports on Form 8-K.......................................................12

SIGNATURE.......................................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996
                                 (000'S OMITTED)

                                     ASSETS


                                                               MARCH 31,   SEPTEMBER 30,
                                                                 1997          1996
                                                               --------      --------
                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents                                    $  4,785      $  5,737
  Receivables, net                                               24,833        21,753
  Prepaid expenses and other                                      2,171         1,472
                                                               --------      --------
         Total current assets                                    31,789        28,962

Investment in and advances to
  unconsolidated entities and partnerships                           35            74
Property and equipment, less accumulated
  depreciation and amortization                                   9,382         9,156
Intangible assets, less accumulated
  amortization                                                   29,523        29,838
                                                               --------      --------
         Total assets                                          $ 70,729      $ 68,030
                                                               ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                            $  1,026      $  2,703
  Current portion of capital lease obligations                      513           562
  Accounts payable                                                2,385         2,861
  Accrued liabilities                                             7,086         6,632
                                                               --------      --------
         Total current liabilities                               11,010        12,758

Long-term debt, net of current portion                            3,516         3,842
Capital lease obligations, net of current portion                   243           469
Deferred liabilities                                              1,117           983
Minority interest in consolidated entities                          671         1,100
                                                               --------      --------
         Total liabilities                                       16,557        19,152
                                                               --------      --------

Stockholders' equity:
  Common stock                                                        8             8
  Additional paid-in capital                                     55,906        55,585
  Common stock to be issued                                         943           852
  Accumulated deficit                                            (2,216)       (7,567)
                                                               --------      --------
                                                                 54,641        48,878
  Less treasury stock, at cost                                     (469)            -
                                                               --------      --------
         Total stockholders' equity                              54,172        48,878
                                                               --------      --------
         Total liabilities and stockholders' equity            $ 70,729      $ 68,030
                                                               ========      ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     --------------------------          --------------------------
                                                                     MARCH 31,         MARCH 31,         MARCH 31,         MARCH 31,
                                                                       1997              1996              1997              1996
                                                                     --------          --------          --------          --------
Revenues:
  Pacing, CEDS and Holter revenues                                   $ 11,802          $ 10,564          $ 23,971          $ 20,838
  Diagnostic imaging service revenues                                   4,309             4,977             8,833            10,007
  Heart center, practice management
      and other revenues                                                4,325             2,505             8,284             3,017
                                                                     --------          --------          --------          --------
         Total revenues                                                20,436            18,046            41,088            33,862
                                                                     --------          --------          --------          --------

Costs and expenses:
  Operating costs                                                       8,127             7,089            16,364            12,180
  Selling, general and administrative                                   7,439             6,838            15,107            13,642
  Depreciation and amortization                                         1,462             1,302             2,943             2,633
                                                                     --------          --------          --------          --------
         Total costs and expenses                                      17,028            15,229            34,414            28,455
                                                                     --------          --------          --------          --------

  Operating income                                                      3,408             2,817             6,674             5,407

Interest expense                                                          104                76               252               434
Other expense (income)                                                 (2,591)             (165)           (2,676)             (297)
Minority interest                                                          78               172               180               423
                                                                     --------          --------          --------          --------
  Income before income taxes and
     extraordinary item                                                 5,817             2,734             8,918             4,847

Provision for income taxes                                              2,327             1,093             3,567             1,938
                                                                     --------          --------          --------          --------
  Income before extraordinary item                                      3,490             1,641             5,351             2,909

Extraordinary item, net of related tax benefit                              -                 -                 -               402
                                                                     --------          --------          --------          --------
  Net income                                                         $  3,490          $  1,641          $  5,351          $  2,507
                                                                     ========          ========          ========          ========
  Net income per share before
     extraordinary item                                              $    .39          $    .19          $    .60          $    .39
                                                                     ========          ========          ========          ========
  Net income per share                                               $    .39          $    .19          $    .60          $    .33
                                                                     ========          ========          ========          ========
Weighted average common shares and
  dilutive equivalents outstanding                                      8,933             8,756             8,945             7,544
                                                                     ========          ========          ========          ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                    MARCH 31,    MARCH 31,
                                                                      1997         1996
                                                                     -------      --------
Cash flows from operating activities:
  Net income                                                         $ 5,351      $  2,507
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                    2,943         2,633
      Minority interest                                                  180           423
      Other, net                                                        (531)          522
Changes in operating accounts:
  Receivables, net                                                    (2,780)       (2,034)
  Prepaid expenses and other                                            (699)         (318)
  Accounts payable                                                      (476)          361
  Accrued liabilities and other                                          456          (407)
                                                                     -------      --------
             Net cash provided by operating activities                 4,444         3,687
                                                                     -------      --------

Cash flows from investing activities:
  Capital expenditures                                                (1,890)         (917)
  Purchase of physician practice                                        (427)            -
  Other, net                                                             579           (46)
                                                                     -------      --------
             Net cash used in investing activities                    (1,738)         (963)
                                                                     -------      --------

Cash flows from financing activities:
  Net proceeds from initial public offering                                -        20,400
  Repurchase of warrants                                                   -        (2,101)
  Income distributions to noncontrolling investors                      (614)         (464)
  Principal repayments of debt                                        (2,897)      (11,873)
  Other, net                                                            (147)           63
                                                                     -------      --------
             Net cash provided by (used in) financing activities      (3,658)        6,025
                                                                     -------      --------
Net increase (decrease) in cash and cash equivalents                    (952)        8,749
Cash and cash equivalents at beginning of period                       5,737         4,983
                                                                     -------      --------
Cash and cash equivalents at end of period                           $ 4,785      $ 13,732
                                                                     =======      ========

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


OVERVIEW

      The Company generates substantially all of its revenues from the provision of transtelephonic pacemaker monitoring services for cardiac pacemaker patients ("Pacing"), cardiac event detection services ("CEDS") and ("Holter"), diagnostic imaging services and cardiac catheterization procedures. Beginning on February 1, 1996 and September 18, 1996, revenue is also being provided from the operation of the Raytel Heart Center at Granada Hills ("RHCGH") and from the management of Southeast Texas Cardiology Associates, P.A. ("SETCA"), a physician practice, respectively. Also, beginning on November 1, 1996, revenue is being provided from the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG"), a physician practice, as described below.

      The Company's investment in one consolidated venture that operates three of the consolidated diagnostic imaging centers terminated on December 31, 1996. Revenues contributed by this venture were $0 and $666,000 for the three months ended March 31, 1997 and 1996, respectively, and $512,000 and $1,426,000 for the six months ended March 31, 1997 and 1996, respectively. The Company's investment in another consolidated venture is expected to terminate on July 30, 1997. Revenues contributed by this venture were $245,000 and $293,000 for the three months ended March 31, 1997 and 1996, respectively, and $526,000 and $564,000 for the six months ended March 31, 1997 and 1996, respectively.

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

      In September 1996, the Company received a favorable administrative decision related to a billing dispute with a New York Medicare carrier. The Company billed the carrier at a reimbursement rate which was in effect at the time the Company acquired the CardioCare division from Medtronic, Inc. in 1993. The reimbursement rate was confirmed by the carrier after the acquisition. Following an audit of the carrier by the Healthcare Finance Administration ("HCFA"), the Company was ordered to return approximately $4 million to Medicare, a decision the Company appealed. The Company was first notified on September 23, 1996, and again on December 12, 1996 in a reissued opinion, that an administrative law judge found that the Company was without fault and was entitled to the approximately $4 million in question. The time for HCFA and the Social Security Administration to file an appeal expired on February 10, 1997. After accounting for administrative costs and reimbursements due to Medtronic as a result of the terms of the acquisition of Cardiocare and a separate provision against the value of a non-operating asset, the Company recognized other income of $2,510,000 pretax in its second fiscal quarter ending March 31, 1997, with a positive after tax effect of $1,506,000 or $.17 per share (the "Settlement").

      Practice management revenues are recognized pursuant to long-term arrangements with physician groups pursuant to which the Company provides the physician group with a full range of services, including but not limited to physician practice office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. The Company's management revenues are derived from the physician group's revenues, generally as a purchased service, except for the physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under existing management services arrangements, the Company's revenues represent approximately 62% and 56% of the revenues of the physician groups for the three and six months ended March 31, 1997, respectively.

      On May 5, 1997, the Company announced that it has retained Dillon, Read & Co., Inc. to help the Company evaluate options for the future of it's diagnostic imaging business. The Company intends to explore all possible alternatives for the business including a sale or the investment of additional capital to fund growth.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. The Company has not quantified the impact of adopting SFAS 128.

RESULTS OF OPERATIONS

      Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

      The operations of RHCGH are included in the Company's Consolidated Statements of Operations since February 1, 1996, the effective date of the agreement. Accordingly, RHCGH's operations are included for the three month period ended March 31, 1997, but are only included for two months of the three month period ended March 31, 1996. The operations of Cardio Data Services ("CDS") are included in the Company's Consolidated Statements of Operations since June 11, 1996, the effective date of the Company's acquisition of CDS. Accordingly, the operations of CDS are included in the three month period ended March 31, 1997, but are not included in the three month period ended March 31, 1996. The results of operations from the management service agreements with SETCA and CCMG are included in the Company's Consolidated Statements of Operations since September 18, 1996 and November 1, 1996, the effective dates of each respective agreement. Accordingly, such results are included in the three month period ended March 31, 1997, but are not included in the three month period ended March 31, 1996.

      Revenues. Pacing, CEDS and Holter revenues increased by $1,238,000, or 11.7%, from $10,564,000 for the three months ended March 31, 1996 to $11,802,000 for the three months ended March 31, 1997, due primarily to the inclusion of revenues from CDS. Diagnostic imaging service revenues decreased by $668,000, or 13.4%, from $4,977,000 for the three months ended March 31, 1996 to $4,309,000 for the three months ended March 31, 1997, due primarily to the termination of a venture on December 31, 1996. Heart Center, practice management and other revenues increased by $1,820,000 or 72.7% from $2,505,000 for the three months ended March 31, 1996 to $4,325,000 for the three months ended March 31, 1997 due primarily to the inclusion of revenues from the physician practices, and to a lesser extent, revenues from RHCGH.

      As a result of the foregoing factors, total revenues increased by $2,390,000 or 13.2% from $18,046,000 for the three months ended March 31, 1996 to $20,436,000 for the three months ended March 31, 1997.

      Operating Expenses. Operating costs and selling, general and administrative expenses increased by $1,639,000, or 11.8%, from $13,927,000 for the three months ended March 31, 1996 to $15,566,000 for the three months ended March 31, 1997 due primarily to the inclusion of costs and expenses from RHCGH, from the management of the physician practices and CDS operations. These increases were partially offset by decreases in costs and expenses at operating facilities, other than CDS, which provide Pacing, CEDS and Holter services due to cost containment measures. Operating costs and selling, general and administrative expenses as a percentage of total revenues decreased slightly from 77.2% for the three months ended March 31, 1996 to 76.2% for the three months ended March 31, 1997. At RHCGH operating expenses were slightly in excess of revenues for the three month periods ended March 31, 1997 and 1996.

      Depreciation and Amortization. Depreciation and amortization expense increased by $160,000, from $1,302,000 for the three months ended March 31, 1996 to $1,462,000 for the three months ended March 31, 1997, but remained relatively unchanged as a percentage of revenues.

      Operating Income. As a result of the foregoing factors, operating income increased by $591,000 or 21.0% from $2,817,000 for the three months ended March 31, 1996 to $3,408,000 for the three months ended March 31, 1997.

      Interest Expense. Interest expense increased by $28,000, or 36.8%, from $76,000 for the three months ended March 31, 1996 to $104,000 for the three months ended March 31, 1997.

      Other expense (income). Other income increased by $2,426,000, from $165,000 for the three months ended March 31, 1996 to $2,591,000 for the three months ended March 31, 1997 due primarily to the Settlement.

      Income Taxes. The provision for income taxes increased by $1,234,000, or 112.9%, from $1,093,000 for the three months ended March 31, 1996 to $2,327,000 for the three months ended March 31, 1997 as a result of increased taxable income.

      Net Income. As a result of the foregoing factors, net income increased by $1,849,000, or 112.7%, from $1,641,000 for the three months ended March 31, 1996 to $3,490,000 for the three months ended March 31, 1997.

Six Months Ended March 31, 1997 Compared to Six Months Ended March 31, 1996.

      The operations of RHCGH are included in the Company's Consolidated Statements of Operations since February 1, 1996, the effective date of the agreement. Accordingly, the RHCGH's operations are included in the six month period ended March 31, 1997, but are only included for two months of the six month period ended March 31, 1996. The operations of CDS are included in the Company's Consolidated Statements of Operations since June 11, 1996, the effective date of the Company's acquisition of CDS. Accordingly, the operations of CDS are included in the six month period ended March 31, 1997, but are not included in the six month period ended March 31, 1996. The results of operations from the management service agreements with SETCA and CCMG are included in the Company's Consolidated Statements of Operations since September 18, 1996 and November 1, 1996, the effective dates of each respective agreement. Accordingly, such results are included in the six month period ended March 31, 1997, but are not included in the six month period ended March 31, 1996.

      Revenues. Pacing, CEDS and Holter revenues increased by $3,133,000, or 15.0%, from $20,838,000 for the six months ended March 31, 1996 to $23,971,000 for the six months ended March 31, 1997, due primarily to the inclusion of revenues from CDS. Diagnostic imaging service revenues decreased by $1,174,000, or 11.7%, from $10,007,000 for the six months ended March 31, 1996 to $8,833,000 for the six months ended March 31, 1997, due primarily to the termination of a venture on December 31, 1996. Heart Center, practice management and other revenues increased by $5,267,000 or 174.6% from $3,017,000 for the six months ended March 31, 1996 to $8,284,000 for the six months ended March 31, 1997 due primarily to the inclusion of revenues from RHCGH and revenues from the physician practices.

      As a result of the foregoing factors, total revenues increased by $7,226,000 or 21.3% from $33,862,000 for the six months ended March 31, 1996 to $41,088,000 for the six months ended March 31, 1997.

      Operating Expenses. Operating costs and selling, general and administrative expenses increased by $5,649,000, or 21.9%, from $25,822,000 for the six months ended March 31, 1996 to $31,471,000 for the six months ended March 31, 1997, due primarily to inclusion of costs and expenses from RHCGH and CDS and, to a lesser extent, costs and expenses from the management of the physician practices. These increases were partially offset by decreases in costs and expenses at operating facilities, other than CDS, which provide Pacing, CEDS and Holter services due to cost containment measures. Operating costs and selling, general and administrative expenses as a percentage of total revenues remained relatively unchanged. At RHCGH operating expenses were slightly in excess of revenues for the six month periods ended March 31, 1997 and 1996.

      Depreciation and Amortization. Depreciation and amortization expense increased by $310,000, from $2,633,000 for the six months ended March 31, 1996 to $2,943,000 for the six months ended March 31, 1997, but declined as a percentage of revenues from 7.8% for the six months ended March 31, 1996 to 7.2% for the six months ended March 31, 1997.

      Operating Income. As a result of the foregoing factors, operating income increased by $1,267,000 or 23.4% from $5,407,000 for the six months ended March 31, 1996 to $6,674,000 for the six months ended March 31, 1997.

      Interest Expense. Interest expense decreased by $182,000, or 41.9%, from $434,000 for the six months ended March 31, 1996 to $252,000 for the six months ended March 31, 1997 due primarily to the final repayment of term debt in the first quarter of fiscal 1996, the repayment of a subordinated note during fiscal 1996 and a reduction in the principal amount outstanding under equipment loans and capital leases.

      Other expense (income). Other income increased by $2,379,000 from $297,000 for the six months ended March 31, 1996 to $2,676,000 for the six months ended March 31, 1997 due primarily to the Settlement.

      Income Taxes. The provision for income taxes increased by $1,629,000, or 84.1%, from $1,938,000 for the six months ended March 31, 1996 to $3,567,000 for the six months ended March 31, 1997 as a result of increased taxable income.

      Extraordinary Item. An extraordinary noncash charge of $402,000, net of the related tax benefit, for the write-off of unamortized debt discount and the write-off of capitalized debt issuance expense was recorded during the three months ended December 31, 1995. This charge resulted from the repayment of indebtedness and the repurchase of certain redeemable warrants from the net proceeds of the Company's initial public offering in December 1995.

      Net Income. As a result of the foregoing factors, net income increased by $2,844,000, or 113.4%, from $2,507,000 for the six months ended March 31, 1996 to $5,351,000 for the six months ended March 31, 1997.

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

      A key element of the Company's long-range strategy is the development and operation of integrated heart centers and the acquisition of cardiac healthcare providers and the assets of physician practices and other businesses related to its current operations. In January 1996, the Company entered into an agreement for the development of a heart center (RHCGH) which began operations on February 1, 1996, and in September 1996, the Company acquired all of the non-medical assets of a physician practice (SETCA) and entered into a long-term management service agreement. A second physician practice management service agreement
(CCMG) was entered into effective November 1, 1996. The success of the Company's existing and future heart centers and physician practice management activities will depend upon several factors including the Company's ability to: obtain, and operate in compliance with, appropriate licenses; control costs and realize operating efficiencies; educate patients, referring physicians and third-party payors about the benefits of such heart centers; and provide cost-effective services that meet or exceed existing standards of care.

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

      The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in the Company's operating results, shortfalls in such operating results from levels forecasted by securities analysts and other events or factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, regulatory developments, economic news and other external factors may have a significant impact on the market price of healthcare stocks, including the Company's Stock.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity was materially improved as a result of the completion of the initial public offering of its Common Stock in December 1995 and its receipt of $20,400,000 in net proceeds therefrom. The Company acquired certain assets and assumed certain liabilities of CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000. At March 31, 1997, the Company had working capital of $20,779,000, compared to $16,204,000 at September 30, 1996. At March 31, 1997, the Company had cash and temporary cash investments of $4,785,000.

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

      The Company has a revolving line of credit with two banks in the amount of $25,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit expires in August 1998 at which time any outstanding balance converts to a five year term loan. At March 31, 1997, the amount outstanding under the line of credit was $705,000.

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

       a. The Company's annual meeting of stockholders was held on March 6, 1997.

       b. The following persons nominated by management were elected to serve as directors:

                                                                               Shares
                                                                       -----------------------
                  Name                                                 For            Withheld
                  ----                                                 ---            --------
             Richard F. Bader                                       7,180,383           26,865
             Allan Zinberg                                          7,184,617           22,631

              The following directors remained in office; Gene I. Miller, Timothy J. Wollaeger, Albert Henry, F. David Rollo, M.D., and Thomas J. Fogarty, M.D.

       c. The following additional matters voted upon at the meeting and the results of the voting were as follows:

             1. To ratify the appointment of Arthur Andersen LLP as the independent accountants of the Company for the fiscal year ending September 30, 1997.

                                                  Shares
                                     -------------------------------------
                                     For          Against          Abstain
                                     ---          -------          -------
                                  7,181,763        9,545           15,940


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       A.    EXHIBITS:

             The following exhibits are filed as a part of this Report:

                       Exhibit
                       Number                                           Title
                       ------                                           -----
                          27                                   Financial data schedule


       B.     REPORTS ON FORM 8-K:

              The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated: May 12, 1997                         By:  /s/ E. Payson Smith, Jr.
                                                 -------------------------------
                                                 E. Payson Smith, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (duly authorized officer and
                                                 principal financial officer)

                                 EXHIBIT INDEX


       Exhibit
       Number                                       Description
       ------                                       -----------
         27                                   Financial data schedule