Form 10-Q
period 1997-06-30
RAYTEL MEDICAL CORP
filed 1997-08-12
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 1997; or

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

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                     SHARES OUTSTANDING AS OF JULY 31, 1997
           -----                     --------------------------------------
       COMMON STOCK                                 8,419,456
     ($.001 PAR VALUE)

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                               PAGE
                                                                                               ----
                                             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             June 30, 1997 and September 30, 1996................................................3

         Condensed Consolidated Statements of Operations
            for the three months and the nine months ended June 30, 1997 and 1996................4

         Condensed Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1997 and 1996.....................................5


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................................................6


                                              PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................................12

SIGNATURE.......................................................................................13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996
                                 (000'S OMITTED)

                                     ASSETS


                                                       JUNE 30,      SEPTEMBER 30,
                                                         1997            1996
                                                       --------      -------------
                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents                            $  5,783       $  5,737
  Receivables, net                                       26,225         21,753
  Prepaid expenses and other                              2,047          1,472
                                                       --------       --------
         Total current assets                            34,055         28,962

Investment in and advances to
  unconsolidated entities and partnerships                   33             74
Property and equipment, less accumulated
  depreciation and amortization                           9,190          9,156
Intangible assets, less accumulated
  amortization                                           28,691         29,838
                                                       --------       --------
         Total assets                                  $ 71,969       $ 68,030
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                    $    809       $  2,703
  Current portion of capital lease obligations              480            562
  Accounts payable                                        2,759          2,861
  Accrued liabilities                                     6,998          6,632
                                                       --------       --------
         Total current liabilities                       11,046         12,758

Long-term debt, net of current portion                    3,491          3,842
Capital lease obligations, net of current portion           209            469
Deferred liabilities                                      1,144            983
Minority interest in consolidated entities                  583          1,100
                                                       --------       --------
         Total liabilities                               16,473         19,152
                                                       --------       --------

Stockholders' equity:
  Common stock                                                8              8
  Additional paid-in capital                             55,966         55,585
  Common stock to be issued                                 943            852
  Accumulated deficit                                      (251)        (7,567)
                                                       --------       --------
                                                         56,666         48,878

  Less treasury stock, at cost                           (1,170)          --
                                                       --------       --------
         Total stockholders' equity                      55,496         48,878
                                                       --------       --------
         Total liabilities and stockholders'
           equity                                      $ 71,969       $ 68,030
                                                       ========       ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    -----------------------       -----------------------
                                                    JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                      1997           1996           1997           1996
                                                    --------       --------       --------       --------
Revenues:
  Pacing, CEDS and Holter revenues                  $ 11,807       $ 10,716       $ 35,778       $ 31,554
  Diagnostic imaging service revenues                  4,510          5,229         13,343         15,236
  Heart center, practice management
    and other revenues                                 3,441          2,961         11,725          5,978
                                                    --------       --------       --------       --------
               Total revenues                         19,758         18,906         60,846         52,768
                                                    --------       --------       --------       --------

Costs and expenses:
  Operating costs                                      7,597          7,505         23,961         19,685
  Selling, general and administrative                  7,314          7,290         22,421         20,932
  Depreciation and amortization                        1,544          1,397          4,487          4,030
                                                    --------       --------       --------       --------
               Total costs and expenses               16,455         16,192         50,869         44,647
                                                    --------       --------       --------       --------

  Operating income                                     3,303          2,714          9,977          8,121

Interest expense                                         106             84            358            518
Other expense (income)                                  (174)          (166)        (2,850)          (463)
Minority interest                                         95            224            275            647
                                                    --------       --------       --------       --------
  Income before income taxes and
     extraordinary item                                3,276          2,572         12,194          7,419

Provision for income taxes                             1,311            659          4,878          2,597
                                                    --------       --------       --------       --------
  Income before extraordinary item                     1,965          1,913          7,316          4,822

Extraordinary item, net of related tax benefit          --             --             --              402
                                                    --------       --------       --------       --------
  Net income                                        $  1,965       $  1,913       $  7,316       $  4,420
                                                    ========       ========       ========       ========
  Net income per share before
     extraordinary item                             $    .22       $    .22       $    .82       $    .60
                                                    ========       ========       ========       ========
  Net income per share                              $    .22       $    .22       $    .82       $    .55
                                                    ========       ========       ========       ========
Weighted average common shares and
  dilutive equivalents outstanding                     8,950          8,828          8,947          7,972
                                                    ========       ========       ========       ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                      JUNE 30,       JUNE 30,
                                                                        1997           1996
                                                                      --------       --------
Cash flows from operating activities:
  Net income                                                          $  7,316       $  4,420
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                      4,487          4,030
      Minority interest                                                    275            647
      Other, net                                                          (511)           345
      Changes in operating accounts:
        Receivables, net                                                (4,172)        (3,701)
        Prepaid expenses and other                                        (575)          (260)
        Accounts payable                                                  (102)           845
        Accrued liabilities and other                                      382            (37)
                                                                      --------       --------
             Net cash provided by operating activities                   7,100          6,289
                                                                      --------       --------

Cash flows from investing activities:
  Capital expenditures                                                  (2,323)        (2,446)
  Purchases of net assets and physician practice                          (427)       (14,254)
  Other, net                                                               568            254
                                                                      --------       --------
             Net cash used in investing activities                      (2,182)       (16,446)
                                                                      --------       --------

Cash flows from financing activities:
  Net proceeds from initial public offering                               --           20,400
  Repurchase of warrants                                                  --           (2,101)
  Repurchase of Company stock                                           (1,170)          --
  Principal repayments of debt                                          (3,286)        (9,296)
  Other, net                                                              (416)          (492)
                                                                      --------       --------
             Net cash provided by (used in) financing activities        (4,872)         8,511
                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents                        46         (1,646)
Cash and cash equivalents at beginning of period                         5,737          4,983
                                                                      --------       --------
Cash and cash equivalents at end of period                            $  5,783       $  3,337
                                                                      ========       ========

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

OVERVIEW

      The Company generates its revenues from the provision of transtelephonic monitoring services for cardiac pacemaker patients ("Pacing"), cardiac event detection services ("CEDS") and ("Holter"), diagnostic imaging services and cardiac catheterization procedures. Beginning on February 1, 1996 and September 18, 1996, revenue is also being provided from the operation of the Raytel Heart Center at Granada Hills ("RHCGH") and from the management of Southeast Texas Cardiology Associates, P.A. ("SETCA"), a physician practice, respectively. Also, beginning on November 1, 1996, revenue is being provided from the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG"), a physician practice, as described below.

      The Company's investment in one consolidated venture that operates three of the consolidated diagnostic imaging centers terminated on December 31, 1996. Revenues contributed by this venture were $0 and $766,000 for the three months ended June 30, 1997 and 1996, respectively, and $512,000 and $2,192,000 for the nine months ended June 30, 1997 and 1996, respectively. The Company's investment in another consolidated venture terminated on June 30, 1997. Revenues contributed by this venture were $280,000 and $296,000 for the three months ended June 30, 1997 and 1996, respectively, and $806,000 and $860,000 for the nine months ended June 30, 1997 and 1996, respectively.

      On October 18, 1996, the Company, through a subsidiary, entered into a long-term management service agreement whereby the Company will manage the non-medical aspects of the CCMG practice. Total consideration for the transaction was cash of $427,000, promissory notes of $620,000 and 14,376 shares of the Company's Common Stock to be delivered at future dates, valued at $91,000 (which represents a discount from market at the time of the transaction due primarily to the delay in the delivery of the shares).

      In September 1996, the Company received a favorable administrative decision related to a billing dispute with a New York Medicare carrier. The Company billed the carrier at a reimbursement rate which was in effect at the time the Company acquired the CardioCare division from Medtronic, Inc. in 1993. The reimbursement rate was confirmed by the carrier after the acquisition. Following an audit of the carrier by the Healthcare Finance Administration ("HCFA"), the Company was ordered to return approximately $4 million to Medicare, a decision the Company appealed. The Company was first notified on September 23, 1996, and again on December 12, 1996 in a reissued opinion, that an administrative law judge found that the Company was without fault and was entitled to the approximately $4 million in question. The time for HCFA and the Social Security Administration to file an appeal expired on February 10, 1997. After accounting for administrative costs and reimbursements due to Medtronic under the terms of the acquisition of CardioCare and a separate provision against the value of a non-operating asset, the Company recognized other income of $2,510,000 pretax in its second fiscal quarter ending March 31, 1997, with a positive after tax effect of $1,506,000 or $.17 per share (the "Decision").

      Practice management revenues are recognized pursuant to long-term arrangements with physician groups pursuant to which the Company provides the physician group with a full range of services, including but not limited to physician practice office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. The Company's practice management revenues are derived from the physician groups' revenues, generally as a purchased service, except for the physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under existing management services arrangements, the Company's practice management revenues represent approximately 56% and 56% of the revenues of the physician groups for the three and nine months ended June 30, 1997, respectively.

      On May 5, 1997, the Company announced that it has retained Dillon, Read & Co., Inc. to help the Company evaluate options for the future of it's diagnostic imaging business. The Company intends to explore all possible alternatives for the business including a sale or the investment of additional capital to fund growth.

      On June 13, 1997, the Company announced it has signed a letter of intent to acquire Cardiovascular Ventures Inc. ("CVI"), of New Orleans, LA. CVI manages, owns and operates cardiovascular diagnostic facilities in Texas, Louisiana, Maryland, and Florida and owns and manages a physician clinic in Florida. CVI had revenues of approximately $17.3 million and was profitable through the first nine months of its current fiscal year ending June 30, 1997. Terms of the transaction were not disclosed. The transaction is subject to the completion of the Company's due diligence review and the execution of a definitive agreement. Completion of the transaction will also be subject to customary closing conditions, including approval by the individual shareholders of CVI. The transaction, if completed, will be treated as a purchase for accounting purposes.

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

RESULTS OF OPERATIONS

      Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

      The operations of Cardio Data Services ("CDS") are included in the Company's Consolidated Statements of Operations since June 11, 1996, the effective date of the Company's acquisition of CDS. Accordingly, the operations of CDS are included in the three month period ended June 30, 1997, but are only included for 20 days of the three month period ended June 30, 1996. The results of operations from the management service agreements with SETCA and CCMG are included in the Company's Consolidated Statements of Operations since September 18, 1996 and November 1, 1996, the effective dates of each respective management agreement. Accordingly, such results are included in the three month period ended June 30, 1997, but are not included in the three month period ended June 30, 1996.

      Revenues. Pacing, CEDS and Holter revenues increased by $1,091,000 or 10.2%, from $10,716,000 for the three months ended June 30, 1996 to $11,807,000 for the three months ended June 30, 1997, due primarily to the inclusion of revenues from CDS. Diagnostic imaging service revenues decreased by $719,000, or 13.8%, from $5,229,000 for the three months ended June 30, 1996 to $4,510,000 for the three months ended June 30, 1997, due primarily to the termination of a venture on December 31, 1996. Heart Center, practice management and other revenues increased by $480,000 or 16.2% from $2,961,000 for the three months ended June 30, 1996 to $3,441,000 for the three months ended June 30, 1997 due primarily to the inclusion of revenues from the physician practices, partially offset by a decrease in revenues from RHCGH.

      As a result of the foregoing factors, total revenues increased by $852,000 or 4.5% from $18,906,000 for the three months ended June 30, 1996 to $19,758,000 for the three months ended June 30, 1997.

      Operating Expenses. Operating costs and selling, general and administrative expenses increased by $116,000, or .8%, from $14,795,000 for the three months ended June 30, 1996 to $14,911,000 for the three months ended June 30, 1997 due primarily to the inclusion of costs and expenses from the management of the physician practices and from the CDS operations. These increases were mostly offset by decreases in costs and expenses at operating facilities, other than CDS, which provide Pacing, CEDS and Holter services due to cost containment measures and a decrease at RHCGH due to decreased volume. Operating costs and selling, general and administrative expenses as a percentage of total revenues decreased by 2.8%, from 78.3% for the three months ended June 30, 1996 to 75.5% for the three months ended June 30, 1997. At RHCGH, operating expenses were slightly in excess of revenues for the three month periods ended June 30, 1997 and 1996.

      Depreciation and Amortization. Depreciation and amortization expense increased by $147,000, from $1,397,000 for the three months ended June 30, 1996 to $1,544,000 for the three months ended June 30, 1997, and increased as a percentage of revenues from 7.4% for the three months ended June 30, 1996 to 7.8% for the three months ended June 30, 1997.

      Operating Income. As a result of the foregoing factors, operating income increased by $589,000 or 21.7% from $2,714,000 for the three months ended June 30, 1996 to $3,303,000 for the three months ended June 30, 1997.

      Interest Expense. Interest expense increased by $22,000, or 26.2%, from $84,000 for the three months ended June 30, 1996 to $106,000 for the three months ended June 30, 1997.

      Income Taxes. The provision for income taxes increased by $652,000, or 98.9%, from $659,000 for the three months ended June 30, 1996 to $1,311,000 for the three months ended June 30, 1997 as a result of increased taxable income and a higher effective tax rate in the current period.

      Net Income. As a result of the foregoing factors, net income increased by $52,000, or 2.7%, from $1,913,000 for the three months ended June 30, 1996 to $1,965,000 for the three months ended June 30, 1997.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996.

      The operations of RHCGH are included in the Company's Consolidated Statements of Operations since February 1, 1996, the effective date of the Company's management agreement. Accordingly, RHCGH's operations are included in the full nine month period ended June 30, 1997, but are only included for five months of the nine month period ended June 30, 1996. The operations of CDS are included in the Company's Consolidated Statements of Operations since June 11, 1996, the effective date of the Company's acquisition of CDS. Accordingly, the operations of CDS are included in the nine month period ended June 30, 1997, but are only included for 20 days of the nine month period ended June 30, 1996. The results of operations from the management service agreements with SETCA and CCMG are included in the Company's Consolidated Statements of Operations since September 18, 1996 and November 1, 1996, the effective dates of each respective management agreement. Accordingly, such results are included in the nine month period ended June 30, 1997, but are not included in the nine month period ended June 30, 1996.

      Revenues. Pacing, CEDS and Holter revenues increased by $4,224,000, or 13.4%, from $31,554,000 for the nine months ended June 30, 1996 to $35,778,000 for the nine months ended June 30, 1997, due primarily to the inclusion of revenues from CDS. Diagnostic imaging service revenues decreased by $1,893,000 or 12.4%, from $15,236,000 for the nine months ended June 30, 1996 to $13,343,000 for the nine months ended June 30, 1997, due primarily to the termination of a venture on December 31, 1996. Heart Center, practice management and other revenues increased by $5,747,000 or 96.1% from $5,978,000 for the nine months ended June 30, 1996 to $11,725,000 for the nine months ended June 30, 1997 due primarily to the inclusion of revenues from the physician practices and from RHCGH.

      As a result of the foregoing factors, total revenues increased by $8,078,000 or 15.3% from $52,768,000 for the nine months ended June 30, 1996 to $60,846,000 for the nine months ended June 30, 1997.

      Operating Expenses. Operating costs and selling, general and administrative expenses increased by $5,765,000, or 14.2%, from $40,617,000 for the nine months ended June 30, 1996 to $46,382,000 for the nine months ended June 30, 1997, due primarily to the inclusion of costs and expenses from RHCGH and CDS and, to a lesser extent, costs and expenses from the management of the physician practices. These increases were partially offset by decreases in costs and expenses at operating facilities, other than CDS, which provide Pacing, CEDS and

Holter services due to cost containment measures. Operating costs and selling, general and administrative expenses as a percentage of total revenues remain relatively unchanged. At RHCGH, operating expenses were slightly in excess of revenues for the nine month periods ended June 30, 1997 and 1996.

      Depreciation and Amortization. Depreciation and amortization expense increased by $457,000, from $4,030,000 for the nine months ended June 30, 1996 to $4,487,000 for the nine months ended June 30, 1997, and declined as a percentage of revenues from 7.6% for the nine months ended June 30, 1996 to 7.4% for the nine months ended June 30, 1997.

      Operating Income. As a result of the foregoing factors, operating income increased by $1,856,000 or 22.9% from $8,121,000 for the nine months ended June 30, 1996 to $9,977,000 for the nine months ended June 30, 1997.

      Interest Expense. Interest expense decreased by $160,000, or 30.9%, from $518,000 for the nine months ended June 30, 1996 to $358,000 for the nine months ended June 30, 1997 primarily due to the final repayment of term debt in the first quarter of fiscal 1996, the repayment of a subordinated note during fiscal 1996 and a reduction in the principal amount outstanding under equipment loans and capital leases.

      Other expense (income). Other income increased by $2,387,000 from $463,000 for the nine months ended June 30, 1996 to $2,850,000 for the nine months ended June 30, 1997 due primarily to the Decision.

      Income Taxes. The provision for income taxes increased by $2,281,000, or 87.8%, from $2,597,000 for the nine months ended June 30, 1996 to $4,878,000 for the nine months ended June 30, 1997 as a result of increased taxable income and a higher effective tax rate in the current period.

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

      Net Income. As a result of the foregoing factors, net income increased by $2,896,000, or 65.5%, from $4,420,000 for the nine months ended June 30, 1996 to
$7,316,000 for the nine months ended June 30, 1997.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

      The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

      The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers, by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Although the Company's total revenues have increased in each of the last three fiscal years, revenue growth of the Company's Pacing operations during that period has been negatively impacted by Medicare reimbursement rate reductions in certain geographic areas. Additional reimbursement rate reductions applicable to the Company's Pacing procedures became effective on January 1, 1996. These reductions had a negative effect on the Company's operating results for fiscal 1996 and the first quarter of fiscal 1997 and, unless modified, will continue to have a negative effect on its ongoing results. Further minor rate reductions became effective on January 1, 1997. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

      From time to time, Congress considers legislation to reduce Medicare and Medicaid expenditures. Future legislation of this type could have a material adverse effect on the Company's business, financial condition and operating results.

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

      The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in the Company's operating results, shortfalls in such operating results from levels forecasted by securities analysts and other events or factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, legislative or regulatory developments, economic news and other external factors may have a significant impact on the market price of healthcare stocks.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity was materially improved as a result of the completion of the initial public offering of its Common Stock in December 1995 and its receipt of $20,400,000 in net proceeds therefrom. The Company acquired certain assets and assumed certain liabilities of CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000. At June 30, 1997, the Company had working capital of $23,009,000, compared to $16,204,000 at September 30, 1996. At June 30, 1997, the Company had cash and temporary cash investments of $5,783,000.

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

      The Company has a revolving line of credit with two banks in the amount of $25,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit expires in August 1998 at which time any outstanding balance will be converted to a five-year term loan. At June 30, 1997, the amount outstanding under the line of credit was $612,000.

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

                           PART II. OTHER INFORMATION


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       A.    EXHIBITS:

             The following exhibits are filed as a part of this Report:

                       Exhibit
                       Number                                     Title
                       -------                                    -----
                          27                             Financial data schedule


       B.     REPORTS ON FORM 8-K:

              The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated: August 11, 1997                      By:  /s/ E. Payson Smith, Jr.
                                                 -------------------------------
                                                 E. Payson Smith, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (duly authorized officer and
                                                 principal financial officer)

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated: August 11, 1997                      By:
                                                 -------------------------------
                                                 E. Payson Smith, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (duly authorized officer and
                                                 principal financial officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             EXHIBITS
-------                            --------

  27                        Financial Data Schedule