Form 10-Q/A
period 1997-06-30
RAYTEL MEDICAL CORP
filed 1997-11-25
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

                                       TO

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
     ($.001 PAR VALUE)

     The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the period ended June 30, 1997, as filed with the Securities and Exchange Commission on August 12, 1997:

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       A.    EXHIBITS:

             The following exhibits are filed as a part of this Report:

                       Exhibit
                       Number                                     Title
                       -------                                    -----
                          27                             Financial data schedule

--------------------
* previously filed


       B.     REPORTS ON FORM 8-K:

              The Company filed one report on Form 8-K during the quarter ended June 30, 1997. The report was filed on June 17, 1997 and reported under Item 5 the signing of a letter of intent to acquire Cardiovascular Ventures, Inc.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated: November 25, 1997                    By:  /s/ E. Payson Smith, Jr.
                                                 -------------------------------
                                                 E. Payson Smith, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (duly authorized officer and
                                                 principal financial officer)