Form 10-K405
period 1997-09-30
RAYTEL MEDICAL CORP
filed 1997-12-29
CIK 1002017

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997. (FEE REQUIRED)

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                              ------------------ .

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

                                 (650) 349-0800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 16(B) OF THE ACT: NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of November 28, 1997 was $95,417,970 based on the closing sale price of the Common Stock, as reported on the Nasdaq National Market System on that day.

     The number of shares of the registrant's Common Stock outstanding on November 28, 1997 was 8,917,210.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                   DOCUMENT                                 WHERE INCORPORATED
--------------------------------------------------------------------------------------------
Annual Report to Stockholders for fiscal year
  ended September 30, 1997                                       Part II
Proxy Statement for the Annual Meeting to be
  held on March 5, 1998                                          Part III

================================================================================

                                     PART I

     This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 17. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Business Environment and Future Financial Results" and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "goals" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. BUSINESS

     Raytel Medical Corporation is a provider of healthcare services, focusing on the needs of patients with cardiovascular disease ("CVD"). The Company believes, based on its industry experience, that it is the leading provider of remote cardiac monitoring and testing services utilizing transtelephonic monitoring technology in the United States. The Company's goal is to become a leading CVD healthcare management company by developing a network of integrated heart centers that will coordinate or provide a full range of diagnostic, therapeutic and follow-up services, augmented by Raytel's cardiac monitoring and testing services. Raytel intends to develop its heart centers in affiliation with cardiology physician groups and hospitals delivering high quality patient care. Raytel believes its planned heart centers will address the cost containment pressures currently shaping the healthcare industry.

     Raytel currently manages one hospital-based heart center in Southern California and has entered into an agreement to develop and manage a second hospital-based heart center in Texas. The Company also owns and operates eight free-standing cardiovascular diagnostic facilities and two hospital-based cardiac catheterization laboratories and manages three physician practices, including a 20-physician multi-specialty medical group located in Port St. Lucie, Florida. In addition, the Company provides outpatient diagnostic imaging services through operating and investment interests in four free-standing imaging centers.

     Raytel was incorporated in California in October 1981 under the name Raytel Labs, Inc. and changed its name to Raytel Medical Imaging, Inc. in 1983 and to Raytel Systems Corporation in 1985. In August 1987, the Company was reincorporated in Delaware under the name Raytel Systems Corporation. Following the organization of its majority-owned subsidiary Raytel Corporation in 1990, the Company changed its name to Raytel Holding Corporation. In October 1992, the Company changed its name to Raytel Medical Corporation. Unless the context otherwise requires, "Raytel" or the "Company" as used herein refers to Raytel Medical Corporation, a Delaware corporation, and its consolidated subsidiaries. The Company's executive offices are located at 2755 Campus Drive, Suite 200, San Mateo, California 94403, and its telephone number is (650) 349-0800.

RECENT CORPORATE DEVELOPMENTS

     During the fiscal year ended September 30, 1997, the Company expanded its CVD healthcare service operations and its physician practice management business through several strategic transactions.

     Acquisition of Nonmedical Assets of Southeast Texas Cardiology Associates, P.A.

     In September 1996, the Company acquired certain nonmedical assets and assumed certain liabilities of Southeast Texas Cardiology Associates, P.A., a cardiology practice in Beaumont, Texas, and entered into a long-term agreement to manage the nonmedical aspects of the medical practice.

     Acquisition of Nonmedical Assets of Comprehensive Cardiology Consultants, a Medical Group, Inc.

     In November 1996, the Company acquired certain nonmedical assets and assumed certain liabilities of Comprehensive Cardiology Consultants, a Medical Group, Inc., a cardiology practice in Granada Hills, California, and entered into a long-term agreement to manage the nonmedical aspects of the medical practice.

     Cardiac Surgery Services

     In June 1997, the Company, through an affiliated professional corporation owned by F. David Rollo, M.D., who serves as the Company's Executive Medical Director and a member of the Board of Directors, entered into an exclusive contract with Granada Hills Community Hospital (at which the Company operates a heart center) to provide cardiac surgery services at the hospital. Through this affiliated professional corporation, the Company contracted with a leading cardiovascular surgeon to provide cardiac surgery services at the hospital.

     Acquisition of Cardiovascular Ventures, Inc.

     In August 1997, the Company acquired all of the outstanding capital stock of Cardiovascular Ventures, Inc. ("CVI"). CVI owns and operates seven free-standing outpatient cardiovascular diagnostic facilities located in Texas, Louisiana and Maryland, and owns and manages a 20-physician multi-specialty medical practice in Port St. Lucie, Florida. The aggregate purchase price was $21,600,000 consisting of cash in the amount of $15,780,000; contingent promissory notes in the aggregate principal amount of $820,000; and 500,000 shares of Common Stock of the Company.

     The Baptist Hospital of Southeast Texas

     In October 1997, the Company entered into an agreement with The Baptist Hospital of Southeast Texas under which the Company will develop a portion of the hospital as an on-site heart center, which the Company will manage along with the existing cardiac catheterization facility located at the hospital.

OVERVIEW OF CARDIOVASCULAR DISEASE AND ITS TREATMENT

     Cardiovascular disease is the leading cause of death in the United States and represents the highest percentage of hospital patient days of stay. CVD is a category of illnesses that generally develop progressively, and in many cases asymptomatically, over a number of years. As a result, CVD frequently goes undiagnosed until the patient suffers an acute episode such as a stroke or heart attack. CVD manifests itself in a number of disease states, including atherosclerosis, electrophysiological defects, valvular dysfunction, congestive heart failure, hypertension and congenital defects. The American Heart Association (the "AHA") estimates that approximately 57 million people in the United States suffer from one or more forms of CVD, and coronary heart disease (heart attack) caused 487,490 deaths in the United States during 1994, or 1 out of every 4.7 deaths. During 1997, as many as 1.5 million Americans will have a new or recurrent heart attack, and about one-third of them will die. According to AHA estimates, the medical costs associated with the treatment of CVD in 1997 will be approximately $158.5 billion, or approximately 12% of total healthcare expenditures in the United States. Due to the aging of the United States population, the Company believes that the need for medical services to diagnose and treat CVD will increase significantly in the future.

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

     Develop Standardized Protocols and Information Systems. The Company believes that the management of outcomes and the development and ongoing refinement of guidelines and protocols for the diagnosis, treatment and management of CVD, reflecting currently accepted practices, is important for improving the consistency of patient care and reducing overall costs of treatment. Raytel intends to establish a medical advisory board, comprised of cardiologists and other specialists and sub-specialists, to work with the Company and its physician and hospital affiliates, to define guidelines for diagnosis, treatment and management of various CVD disease states. The Company also intends to expand its existing information systems to collect and analyze clinical and financial data at its heart centers to promote more efficient practice patterns and better enable the Company to negotiate managed care contracts.

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

RAYTEL HEART CENTERS

     The principal element in Raytel's strategy is the development and operation of heart centers that will coordinate or provide integrated CVD services to patients, including management of the patient's diagnostic, therapeutic and follow-up needs. The Company anticipates that each heart center will include a catheterization laboratory, specialized diagnostic equipment, examination and consultation rooms, an operating room, patient beds and monitoring equipment. Personnel at the heart center will perform diagnostic services, coordinate therapeutic care with affiliated physicians and/or hospitals, conduct post-therapeutic follow-up programs and enroll patients in cardiac monitoring and testing programs.

     The Company currently operates two catheterization laboratories, has completed the construction of a diagnostic catheterization laboratory in Fremont, California, in collaboration with Stanford Health Services which is awaiting licensing by the California Department of Health Services (see Item 3. Legal Proceedings) and is in negotiations for the development of an additional facility in Beaumont, Texas. As a result of the CVI acquisition, the Company acquired eight additional free-standing diagnostic cardiovascular facilities, one of which is associated with the multi-specialty medical practice in Florida. Four of the eight cardiovascular diagnostic facilities are located in Texas, two are located in Louisiana and one is located in Maryland.

     The Company has also entered into a 10-year agreement with Granada Hills Community Hospital ("GHCH") in Southern California under which it is managing an existing, on-site heart center. In October 1997, the Company entered into a 10-year agreement with The Baptist Hospital of Southeast Texas in Beaumont, Texas to develop and manage a fully integrated heart center with a cardiac catheterization laboratory. In addition, Raytel is evaluating opportunities for the development and acquisition of additional heart centers.

     The Raytel Heart Center Approach

     The Company plans to organize an integrated delivery system for cardiovascular services in each region in which it develops a heart center. Raytel heart centers will be designed and developed on a region-by-region basis to maximize the available resources and address the specific needs of each community served. The structure of the heart centers will be flexible to permit the Company to proactively respond to the restructuring of the healthcare system as it occurs. The Company intends to develop its heart centers in conjunction with academic medical centers, established hospitals and cardiology specialists. In certain cases, the Company may develop heart centers by acquiring the assets of cardiology practices and negotiating long-term agreements to provide management services to such practices. The heart centers will be located on hospital premises or in free-standing facilities in close proximity to the hospitals or to physicians with whom the heart centers are affiliated. The heart centers will be designed to enable affiliated cardiologists and cardiovascular surgeons to perform a comprehensive range of diagnostic procedures on-site. Therapeutic procedures will generally be performed by physicians either at the affiliated hospital or the heart center. Post-therapeutic monitoring and follow-up programs will be offered through the Company's cardiac monitoring services and through on-site programs to be developed by the Company in conjunction with its physician and hospital affiliates.

     The Company believes that the heart centers and the related integrated delivery systems will be well positioned in their local markets to capture patients enrolled in HMOs and other managed care programs, as well as patient referrals from local primary care physicians and the heart centers' affiliated hospitals.

     Cardiovascular Diagnostic Facilities

     The Company operates two hospital-based cardiac catheterization laboratories (the "Catheterization Laboratories"). In August 1997, the Company acquired CVI, which is the owner and operator of eight free-standing cardiovascular diagnostic facilities (the "Cardiovascular Diagnostic Facilities"). Cardiac catheterization utilizes catheters and sophisticated diagnostic instruments to evaluate the functioning of the heart and the coronary arteries. A narrow, flexible tube, or catheter, is inserted through a main artery in the leg or arm and guided into the patient's coronary arteries, where a cardiologist can use the catheter to perform various tests to diagnose the nature and extent of the patient's coronary artery disease.

     The Cardiovascular Diagnostic Facilities acquired from CVI are located in Houston, Dallas, San Antonio and Fort Worth, Texas; East New Orleans and Alexandria, Louisiana; Towson, Maryland; and Port St. Lucie, Florida. All of these Cardiovascular Diagnostic Facilities are owned by limited partnerships, and the Company, through a separate wholly-owned subsidiary for each limited partnership, serves as the corporate general partner which serves as the day-to-day manager of each facility. The Company owns a majority interest in seven of the facilities and owns 100% of the Florida facility. The limited partnerships have a term of 20 years or more in all but one facility and that one expires on December 31, 2001. In three of the Cardiovascular Diagnostic Facilities, the Company provides nuclear cardiology diagnostic services in addition to the cardiac catheterization procedures described above. Several of the remaining five Cardiovascular Diagnostic Facilities may be expandable in the future to include nuclear cardiology diagnostic services.

     The two hospital-based facilities, located at Southmore Hospital in Pasadena, Texas, a suburb of Houston, and Mesquite Hospital in Mesquite, Texas, a suburb of Dallas, are each operated under contracts with the respective hospitals under which Raytel provides equipment, technical staff and certain management and administrative services. The hospitals provide space for the facility within the hospital, all supplies, and credentialing of physicians. The Company receives a fee from the hospital on a per procedure basis, with a guaranteed minimum monthly payment. The contract with Southmore Hospital expires in March 1998, and the contract with Mesquite Hospital expires in January 1999. In addition to diagnostic catheterization procedures, the Southmore facility currently performs pacemaker installations, peripheral vascular angioplasty and peripheral stent installations. There can be no assurance that the Company will be successful in negotiating extensions of the terms of the Southmore or Mesquite contracts.

     Physicians practicing at the Cardiovascular Diagnostic Facilities and the Catheterization Laboratories are not obligated to refer patients to or practice at these facilities and in many cases also practice at nearby hospitals.

     Northern California Heart Center

     In January 1996, the Company entered into an agreement with Stanford Health Services ("SHS") to develop a diagnostic cardiac catheterization facility (the "Northern California Heart Center") in Fremont, California. In November 1996, the Company completed the construction of the facility. In September 1997, the regional office of Licensing and Certification of the California Department of Health Services denied the request for a license to operate the facility. The Company has filed an administrative appeal of the decision by the regional office and the status of the appeal is still pending. In addition, the Company has filed a Petition for Writ of Mandate requesting that the Superior Court of California order the Department of Health Services to issue the appropriate license. See "Item 3. Legal Proceedings." There can be no assurance that the Company will be able to obtain such licensure or any additional licenses that may be required to expand the services offered at the facility.

     Raytel Heart Center at Granada Hills Community Hospital

     The Company has entered into an agreement with GHCH, in the San Fernando Valley north of Los Angeles, pursuant to which Raytel manages an integrated heart center located on the premises of the hospital. Granada Hills Community Hospital is a general, acute care hospital. The hospital's heart program includes cardiac catheterization procedures, stress testing, ultrasound and other diagnostic services, cardiovascular and cardiothoracic surgical procedures and cardiac rehabilitation programs.

     There are two phases to Raytel's agreement with the hospital. Under Phase I, known as the interim agreement, the Company manages the hospital's heart center, leases space from the hospital, provides capital equipment and has provided improvements to consolidate the hospital's program in a contiguous physical location. The Company is responsible for supervising and coordinating all day-to-day operations of the heart center, including administrative support and on-site management. The Company is also primarily responsible for marketing and public relations activities and assists the hospital in the negotiation and administration of contracts with managed care organizations and other third-party payors and in its compliance with Medicare coverage and accreditation requirements and governmental licensing and certification matters. All medical services at the facility are the responsibility of the hospital and its medical staff. If implemented as originally contemplated by the Company and the hospital, under Phase II, the duties and responsibilities of the parties will remain the same as under Phase I. The principal difference between Phase I and Phase II is the method of calculating the procedure costs for which Raytel reimburses the hospital.

     In December 1997, the Company filed a demand for arbitration pursuant to the terms of its 10-year agreement with GHCH requesting that an independent arbitrator order GHCH to comply with the provisions of the agreement (see Item 3, Legal Proceedings). At the present time, the Company cannot predict when Phase II of the agreement will be implemented.

     Through an affiliated medical group, the Company and GHCH entered into an exclusive agreement for Raytel to be the exclusive provider of cardiac surgery services at the hospital and to manage the hospital's cardiovascular surgery program. The Company has entered into an agreement with a leading cardiothoracic surgeon to provide the cardiac surgery services at the hospital. The initial term of the agreement is nine years, coinciding with the term of the agreement with the hospital to manage the heart program. The affiliated medical group is owned by F. David Rollo, M.D., who serves as the Company's Executive Medical Director and a member of the Company's Board of Directors. The Company, through a subsidiary, provides management services to the medical group.

     Raytel Heart Center at The Baptist Hospital of Southeast Texas

     In October 1997, the Company entered into an agreement with The Baptist Hospital of Southeast Texas in Beaumont, Texas, pursuant to which Raytel will develop and manage an integrated heart center located on the premises of the hospital. The Baptist Hospital is a general, acute care hospital. The hospital's heart program includes cardiac catheterization procedures, stress testing, ultrasound and other diagnostic services, cardiovascular and cardiothoracic surgical procedures and cardiac rehabilitation programs. The agreement is subject to termination under certain circumstances, including the failure by either party to maintain any material license, Joint Commission on Accreditation of Healthcare Organizations accreditation or Medicare certification for the hospital. During the term of the agreement, the parties have each agreed to refrain from competitive activities.

RAYTEL PHYSICIAN PRACTICE MANAGEMENT

     The Company expanded its physician practice management business during fiscal 1997 through its acquisitions of cardiology practices in Beaumont, Texas, and Granada Hills, California. Through its acquisition of Cardiovascular Ventures, Inc. ("CVI") in August 1997, the Company acquired a 20-physician multi-specialty medical group which focuses on cardiology, located in Port St. Lucie, Florida.

RAYTEL CARDIAC MONITORING SERVICES

     The Company is the largest provider of cardiac monitoring and testing services in the United States utilizing transtelephonic pacemaker monitoring ("TTM"), cardiac event detection ("CEDS") and Holter monitoring technology. The Company believes that its TTM-based services are the most cost-effective means of testing the performance of implanted cardiac pacemakers and detecting symptoms of transient arrhythmias. The Company has also offered Holter monitoring services since its acquisition of assets from Cardio Data Services, Inc. in June 1996.

     Pacemaker Monitoring

     The Company believes, based on its industry experience, that it is the largest provider of transtelephonic pacemaker monitoring services in the United States, currently serving over 80,000 patients with implanted pacemaker systems.

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

     Cardiac Event Detection Service

     The Company operates the Cardiac Event Detection Service ("CEDS"), which tests and documents transtelephonically an ambulatory patient's cardiac rhythm irregularities while the patient is experiencing symptoms. CEDS testing aids in the diagnosis of transient cardiac arrhythmias, including atrial and ventricular abnormalities, such as tachycardia, which causes the heart to beat at an abnormally rapid and potentially life threatening rate. During its fiscal year ended September 30, 1997, Raytel tested over 39,000 patients for potential transient arrhythmic events. The Company believes, based on its industry experience, that it is the largest provider of these services in the United States.

     Upon enrollment in its CEDS program, the Company provides the patient with a cardiac event recorder for a testing period lasting up to 30 days. Upon experiencing symptoms, the patient activates the event recorder to capture one or more ECGs which the patient will later transmit to one of the Company's two CEDS technical operations centers for analysis. Skilled technologists, under the supervision of cardiac care nurses and cardiologists, make preliminary evaluations of these transmissions for cardiac irregularities. Unlike similar services offered by individuals or small clinics, the Company's centers are staffed 24 hours a day, seven days a week to respond to a patient's needs on a timely basis. Emergency medical response is initiated for CEDS patients when necessary. Regardless of the number of calls placed, payors reimburse the Company on a 30-day program basis for its CEDS service.

     Holter Monitoring Services

     Since its acquisition of assets from Cardio Data Services, Inc. in June 1996, the Company has offered Holter monitoring services, and the Company believes, based on its industry experience, that it is the largest provider of Holter monitoring services in the United States, currently serving over 51,000 patients annually. Holter monitoring tests and documents an ambulatory patient's cardiac rhythm irregularities while the patient is fitted with a recording device, with leads attached to the patient's chest, typically for a single 24-hour period. Should Holter monitoring or other testing procedures fail to detect an arrhythmia event in a symptomatic patient, the patient's physician often will refer the patient to an event detection service such as CEDS.

     Training and Quality Assurance

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

DIAGNOSTIC IMAGING SERVICES

     The Company provides outpatient diagnostic imaging services through operating and investment interests in seven free-standing imaging centers (the "Imaging Centers"). The Company also operates the Raytel Imaging Network, a specialized preferred provider network currently consisting of 474 independent imaging centers located from Virginia to New York, including five centers managed by the Company.

     Diagnostic imaging technology consists of a number of medical diagnostic modalities, many of which integrate computer hardware and software. These modalities include magnetic resonance imaging (MRI), computed tomography ("CT"), nuclear medicine, radiography/fluoroscopy ("R/F"), ultrasound, general x-ray and mammography. These imaging modalities are generally non-invasive (with the exception of the injection of contrast material in certain techniques and the occasional use of sedating agents) and subject the patient either to sound waves (ultrasound), X-rays (CT, R/F and X-ray mammography) or radio waves and magnetic fields (MRI) to gather data that aid in medical diagnosis. These diagnostic technologies enable physicians to view certain internal body anatomy and pathology and in many instances provide early diagnostic capability and aid in effective treatment planning without the need for more costly exploratory surgery.

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

     Raytel Imaging Centers

     The Imaging Centers are located in four states. All of the Imaging Centers offer MRI services, and four offer other imaging modalities. The Company owns four of the Imaging Centers and holds its interests in the other three through investments in limited partnerships (the "Ventures"), to which the Company provides management services, including data processing, billing and collection, accounting, marketing services and operational supervision.

     The Ventures were established for fixed terms. During the year ended September 30, 1997 the Company sold its interest in an imaging center in Orlando, Florida, and its interest in an imaging center in Manhattan expired in accordance with its original term. In addition, its joint ventures with Medical Diagnostics, Inc., under which it operated three Imaging Centers in Massachusetts, also expired in accordance with its original terms. The three remaining Ventures have terms that expire between 1999 and 2026.

     Raytel Imaging Network

     The trends toward cost containment and managed care have resulted in changes in the patterns of patient referrals to diagnostic imaging facilities, adversely affecting the profitability of independent imaging centers and encouraging the formation of networks of independent centers. Many independent operators of diagnostic imaging facilities lack the management and marketing expertise and systems, as well as the experience in dealing with large managed care organizations, that are necessary to effectively establish and operate such networks. The Company's experience in dealing with a wide variety of managed care organizations and its established, centralized marketing, scheduling, billing and accounting systems provide the Company with the capability to establish and operate networks of independent diagnostic imaging centers. In addition, the Company's purchasing power allows it to provide participating centers with supplies, such as contrast agents, film and other medical and technical supplies, and with equipment maintenance and other services at considerable cost savings.

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

     The Network is a preferred provider organization with participating imaging centers in the states of New Jersey, Pennsylvania, Delaware, Maryland, New York and Virginia. The Network currently provides diagnostic imaging services under referral arrangements with approximately 90 organizations administering healthcare programs covering more than 600,000 individual participants.

SALES AND MARKETING

     The Company's marketing activities are directed at managed care organizations, cardiologists and referring physicians. The Company maintains a central managed care sales group that negotiates and manages contracts with managed care organizations. The Company's marketing organization also supervises the marketing of its TTM-based services to physicians nationwide and supports the efforts of local centers to market their services to referring physicians in the communities they serve.

     Raytel Cardiac Monitoring and Testing Services

     The Company markets its cardiac monitoring and testing services nationwide through a sales force made up of 16 full-time regional field managers who direct a network of over 350 part-time salespersons and independent sales representatives, supported by the Company's customer service and telemarketing personnel. The Company's sales force works closely with the approximately 15,000 physicians currently prescribing the Company's pacemaker monitoring services. The Company works closely with all major pacemaker manufacturers and has agreements with certain manufacturers for the distribution of the Company's services through their direct sales forces. In addition, the Company has arrangements with the major pacemaker manufacturers to place its prescription form in the document packages included with their pacemakers.

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

     Diagnostic Imaging Services

     The Company markets services of the Imaging Centers it manages through a team approach tailored to the needs of each Imaging Center. The Company's central sales organization coordinates the Imaging Center's marketing activities with the Imaging Center's radiologists. The principal selling effort is directed toward the local base of referring physicians. In support of the selling effort, the Company provides marketing materials, including newsletters and brochures and holds routine educational sessions for physicians. The Company also assists the Imaging Center in addressing needs of managed care organizations by negotiating contracts with these organizations and working closely with insurance plan administrators, HMO personnel, workers' compensation coordinators and hospital administrators.

     Raytel Heart Centers, Cardiovascular Diagnostic Facilities and Catheterization Laboratories

     The Company markets the services of its heart centers, cardiovascular diagnostic facilities and catheterization laboratories using the basic approach employed with the Imaging Centers. Each facility undertakes marketing activities specifically structured for its local or regional market. The manager of each facility initiates and maintains contact with local referring physicians. The Company's central sales organization supports the local selling effort with marketing materials and assistance in the development of clinical outreach programs designed to make the capabilities of the center available to underserved segments of the community. The center manager coordinates local physician contacts with the Company's cardiac monitoring and testing sales force to cross-sell the Company's transtelephonic pacemaker monitoring, Holter monitoring and cardiac event detection services. The Company's central sales group negotiates contacts with managed care organizations. This group also assists the center manager in addressing the needs of such organizations.

     Raytel Physician Practice Management Services

     The Company markets services of the physician practices it manages through a team approach tailored to the needs of each physician practice, in the same fashion used to market the services of the Imaging Centers and its heart centers and other cardiac facilities.

BILLING AND COLLECTION

     The Company's cardiac monitoring and testing operations generate a high volume of relatively low-cost services delivered to patients living throughout the United States. The Company derives substantially all of its transtelephonic pacemaker monitoring, cardiac event detection services, and Holter monitoring revenues from Medicare and other third-party payors and, in most cases, renders bills to at least two payors for each procedure. In the year ended September 30, 1997 the Company generated more than one million bills to Medicare and other third-party payors related to these businesses. Accordingly, the Company's success in these businesses is substantially dependent upon the efficiency of its billing and collection systems.

     All of the billing and collection functions for the Company's cardiac testing operations are centralized at the Company's facilities in Connecticut. The Company has specialized data management systems that it uses to obtain and record primary and secondary insurance data at the time of patient enrollment and to maintain and update that information. The Company's billing and collection staff is specially trained in third-party coverage and reimbursement procedures. The Company communicates continuously with carriers administering Medicare and has established procedures that allow it to submit most primary Medicare claims electronically, on a batch-billing basis. In addition, the Company maintains a database on the billing procedures and requirements of more than 1,500 insurance carriers, which enables it to efficiently process claims to primary, secondary and tertiary private insurers. Computerized billing and collection reports allow the Company's personnel to continually monitor open accounts.

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

     The Company bills and collects for the Imaging Centers, physician practices, heart centers and other cardiac facilities that it manages.

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

     On August 5, 1997, President Clinton signed the Balanced Budget Act of 1997 ("BBA") into law. Two of the areas affected most profoundly by this law are (1) fraud and abuse, and (2) the effort of the federal government to use its purchasing power to expand health care options for Medicare beneficiaries while using pressure from increased competition to control costs. The fraud and abuse provisions build on many of the provisions that were enacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). In addition to the specific changes, the fraud and abuse provisions of the BBA signify an apparent shift to the Office of the Inspector General of the Department of Health and Human Services (the "OIG") of not only enforcement power, but policy making authority as well. In addition, the BBA broadened the authority for the Health Care Financing Administration ("HCFA") to enter into contracts for providing managed care to Medicare beneficiaries by expanding the type of managed care options available to Medicare beneficiaries.

     On October 31, 1997, the Secretary of the Department of Health and Human Services ("HHS") published final regulations implementing a number of changes proposed in June 1997. One of the changes replaced the independent physiological laboratory ("IPL") with the creation of the independent diagnostic testing facility (the "IDTF"). An IDTF is a diagnostic facility, distinct from a physician's office or hospital, that does not directly use test results to treat patients. The facility exists to perform diagnostic testing procedures. The Company's cardiac monitoring and testing services currently operate as an IPL. By June 1998, the Company will have replaced all its designations as an IPL with the new designation as an IDTF, as required by the new regulations.

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

     The Company's existing heart centers, cardiovascular diagnostic facilities and catheterization laboratories derive a substantial portion of their revenue from payments made under the Medicare program, and the Company anticipates that future facilities will also derive significant revenues from these sources. In order to participate in this program, a newly-developed facility must be certified after officials administering the Medicare program in the state where the facility is located, or their designees, have conducted a survey of the facility, a process that cannot commence until the facility opens and begins providing services to patients. Once a facility is certified, it will be reimbursed by Medicare for services performed from the date on which a satisfactory survey is conducted in connection with the certification of the facility or such later date as an acceptable plan is submitted to correct any deficiencies noted in the survey. The Company expects that delays in the certification process may occur and may increase with the funding limitations being imposed on certifying authorities. Combined with the billing and collection cycle for Medicare reimbursement that all healthcare facilities experience, these delays could result in a three to six month working capital deficiency during the start-up phase for newly developed cardiac centers. These working capital deficiencies will have to be funded by the Company through working capital advances to the facilities using funds provided by operating or financing activities.

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

     The Company is also subject to the illegal remuneration provisions of the federal Social Security Act and similar state laws ("Fraud and Abuse Laws") which collectively impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state or private programs. The courts and the Office of the Inspector General of HHS have stated that the Fraud and Abuse Laws are violated where even one purpose, as opposed to a primary or sole purpose, of the arrangement is to induce referrals. Violations of the Fraud and Abuse Laws are punishable by criminal or civil penalties, which may include exclusion or suspension of the provider from future participation in the Medicare, Medicaid and similar state and federal programs, as well as substantial fines. The federal government has published exemptions, or "safe harbors," for business transactions that will be deemed not to violate the federal Fraud and Abuse Laws. Although satisfaction of the requirements of these safe harbors provides protection from criminal prosecution or penalties under the federal anti-kickback legislation, failure to meet the safe harbors does not necessarily mean a transaction violates the statutory prohibitions. Due to the breadth of the statutory provisions of the Fraud and Abuse Laws and the absence of definitive regulations or court decisions addressing the type of arrangements by which the Company and its affiliated entities conduct and will conduct their business, from time to time certain of their practices may be subject to challenge under these laws. In October 1995, Congress passed a bill that would extend the prohibitions of the Fraud and Abuse Laws to all third-party payors, governmental and private. In the Health Insurance Portability Act of 1996 ("HIPAA") and the Balanced Budget Act of 1997 ("BBA"), Congress expanded the government fraud and abuse controls in a number of ways and added a provision for obtaining advisory opinions from the Office of the Inspector General of HHS regarding physician self-referral compliance with the Stark Legislation.

     The Company has attempted to structure its business relations to comply with the Stark Legislation, the Fraud and Abuse Laws and all other applicable healthcare laws and regulations. However, there can be no assurance that such laws will be interpreted in a manner consistent with the Company's practices. The Company holds interests in three diagnostic imaging centers through investments in the Ventures. Such litigation was settled with no material adverse consequences to the Company. There can be no assurance that additional challenges under such laws or regulations or new laws or regulations will not require the Company or its affiliated entities to change their practices or will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, state legislatures and other governmental entities are considering additional measures restricting or regulating referrals, and there can be no assurance that new laws or regulations will not be enacted which will require restructuring of the Company's operations or otherwise have a material adverse effect on the Company's business, financial condition or operating results.

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

     Under current California regulations, the performance of cardiac catheterization procedures is generally restricted to licensed general acute care hospitals. In 1996, the Company applied for a license for its free-standing cardiac catheterization laboratory in Fremont, California under a pilot program. Although this pilot program was repealed in 1993, the Company believes that it meets all of the requirements for the granting of a license, because the entity holding the permit for such a facility was in active status as of December 31, 1993. The regional office of the California Department of Health Services notified the Company by letter dated September 8, 1997 that its application for the license was denied. The Company has filed a notice of appeal with the Department of Health Services appealing the decision by the regional office for Licensing and Certification, and has also filed a petition for a writ of mandate with the California Superior Court requesting that the court order the Department to issue the license. There can be no assurance that the court will enter the order requested by the Company or that the Company will be successful in its appeal of the decision denying the application. If the Company cannot obtain such license, it is uncertain under current California regulations whether the Company could otherwise separately obtain a license to operate a free-standing catheterization laboratory.

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

MEDICAL MALPRACTICE INSURANCE

     In general, the Company does not, itself, engage in the practice of medicine and requires physicians performing medical services at its facilities to maintain medical malpractice insurance. In the case of HIPSL, a wholly-owned subsidiary, the Company employs approximately 20 physicians, who are performing medical services as members of a multi-specialty medical group. The other licensed professionals in this practice, such as registered nurses, nurse practitioners and technicians, perform their professional duties under the direct supervision of the physicians. With the exception of the physician employees of HIPSL, the Company's employees do not practice medicine. However, certain of its employees are or will be involved in the delivery of healthcare services to the public under the supervision of physicians. To protect the Company from medical malpractice claims, including claims associated with its employees' activities, the Company, or the Ventures for which the Company serves as general partner, maintains professional liability and general liability insurance on a "claims made" basis in amounts deemed appropriate by management based upon the nature and risks of the Company's business. Such policies provide malpractice coverage in the amount of $1 million per occurrence with an aggregate limit of $3 million. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims. In addition, there can be no assurance that the Company will be able to obtain such insurance on commercially reasonable terms in the future.

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

     The Company's cardiac monitoring and testing programs compete with a number of smaller, regional commercial entities as well as hospitals, clinics and physicians who generally provide these services as an adjunct to their primary practice. Principal competitive factors are the availability and quality of service. The Company believes that it competes favorably with most of its smaller competitors based on its 24 hour a day, seven day a week service, specialized technical staff and sophisticated billing and collection system. Certain of its competitors, including local physicians and hospitals, may have certain competitive advantages over the Company based upon their direct relationships with patients.

     Cardiac catheterization and other cardiac diagnostic and therapeutic procedures, as well as diagnostic imaging procedures, are performed in hospitals, private physicians' offices, clinics operated by group practices of physicians and independent catheterization facilities. Although the Company and its affiliates operate in locations throughout the United States, competition focuses on physician referrals at the local market level. Principal competitors in each of the Company's markets are hospital and physician affiliated facilities, some of which may have greater financial and other resources than the Company, more experience and greater name recognition than the local managers and physicians associated with the Company's Imaging Centers, Cardiovascular Diagnostic Facilities and Catheterization Laboratories, or better ties to the local medical community. Successful competition for referrals is a result of many factors, including quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and, increasingly, relationships with managed care programs. The Company believes that it competes favorably with other providers of these services based on the quality of its service, its emphasis on sophisticated equipment, and the professionalism of its staff, among other factors. Other independent companies (including some which have substantially greater financial and operating resources than the Company) are in the business of establishing facilities similar to the facilities in which the Company has or may obtain interests and providing management services to such facilities, including at least one publicly-held Company of which the Company is aware whose primary business consists of the development and operation of cardiac care centers.

EMPLOYEES

     As of November 30, 1997, the Company employed approximately 827 full time equivalent employees. None of the Company's employees are covered by collective bargaining contracts.

ITEM 2. PROPERTIES

     The principal operations of the Company and its subsidiaries are conducted at facilities located in Windsor, Connecticut, New York, New York, Haddonfield, New Jersey, San Mateo, California, and Port St. Lucie, Florida. The Windsor facility, consisting of approximately 33,000 square feet, is occupied under a lease expiring in July 1999. In August 1997, the Windsor facility was expanded by the addition of approximately 8,500 square feet in an adjoining building that is occupied under a lease expiring in November 2002. The New York facility, consisting of approximately 23,300 square feet, is occupied under a lease expiring in September 2001. The Haddonfield facility, consisting of approximately 11,000 square feet, is occupied under a lease expiring in June 1999. The San Mateo facility, consisting of approximately 2,400 square feet, is occupied under a lease expiring in June 1998. The Port St. Lucie facility, consisting of approximately 2,868 square feet, is occupied under a lease expiring in December 2002. In addition, through seven of its consolidated Imaging Centers, the Company leases a total of approximately 31,000 square feet in facilities located in New York, New Jersey, California and Pennsylvania. Through its acquisition of CVI in August 1997, the Company acquired eight Cardiovascular Diagnostic Facilities in Texas, Louisiana, Maryland and Florida. As a result of its acquisition of CVI, the Company leases a total of approximately 89,000 square feet in these facilities. The Company generally considers its properties to be in good condition and suitable for the Company's anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     In September 1997, the Company's application for a license to operate a free-standing diagnostic catheterization facility in Fremont, California, was denied by the California Department of Health Services. The Company filed an administrative appeal requesting that the Department of Health Services reconsider the denial of the application by the regional office of Licensing and Certification. In addition, in November 1997, the Company filed a Petition for Writ of Mandate requesting that the Superior Court of the State of California for the County of Sacramento order the Department of Health Services to issue the appropriate license, or in the alternative, to find that the Department of Health Services lacks jurisdiction to regulate the operation of the diagnostic catheterization facility.

     In December 1997, the Company filed a demand for binding arbitration pursuant to the terms of its 10-year agreement with GHCH requesting that an independent arbitrator order GHCH to comply with the provisions of the agreement. The Company alleged in this demand that GHCH breached its agreement by failing to negotiate the terms of the definitive agreement and by failing to make available certain cardiac surgery facilities and professional personnel on a timely basis to permit the Company to fulfill its contractual obligations under the agreement. The Company also alleged that GHCH has breached its agreement by failing to make required payments on a timely basis under the terms of the agreement. The Company is requesting declaratory relief as well as monetary damages.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to information set forth under the heading "Stock Data Nasdaq Symbol: RTEL" on page 31 of the Company's 1997 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information set forth under the heading "Five Year Financial Summary" on page 9 of the Company's 1997 Annual Report to Stockholders.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 to 15 of the Company's 1997 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the financial statements and supplementary data on pages 16 to 29 of the Company's 1997 Annual Report to Stockholders.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Proposal No. 1 -- Election of Directors -- Executive Officers and Directors."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS:Report of Independent Public Accountants

            Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996 and 1995

            Consolidated Balance Sheets as of September 30, 1997 and 1996

            Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements

            Supplementary Data: Quarterly Financial Data (unaudited)

         2. FINANCIAL STATEMENT SCHEDULES:

            Report of Independent Public Accountants

            Schedule II -- Valuation and Qualifying Accounts

         3. EXHIBITS:

            The exhibits which are filed with this Form 10-K, or incorporated herein by reference, are set forth in the Exhibit Index, which immediately precedes the exhibits to this Report.

     (b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 1997

     The Company filed one report on Form 8-K during the quarter ended September 30, 1997. The report was filed on September 2, 1997 and reported under Item 2 the acquisition of Cardiovascular Ventures, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAYTEL MEDICAL CORPORATION

                                          By:     /s/ RICHARD F. BADER

                                            ------------------------------------
                                                      Richard F. Bader
                                            Chairman and Chief Executive Officer
Dated: December 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated.

            SIGNATURE                               TITLE                          DATE
----------------------------------    ----------------------------------    ------------------

       /s/ RICHARD F. BADER           Chairman of the Board and Chief       December 16, 1997
----------------------------------    Executive Officer (Principal
        (Richard F. Bader)            Executive Officer)

        /s/ ALLAN ZINBERG             President, Chief Operating Officer    December 16, 1997
----------------------------------    and Director
         (Allan Zinberg)

     /s/ E. PAYSON SMITH, JR.         Senior Vice President and Chief       December 16, 1997
----------------------------------    Financial Officer (Principal
      (E. Payson Smith, Jr.)          Financial and Accounting Officer)

      /s/ THOMAS J. FOGARTY           Director                              December 16, 1997
----------------------------------
       (Thomas J. Fogarty)

       /s/ ALBERT J. HENRY            Director                              December 16, 1997
----------------------------------
        (Albert J. Henry)

                                      Director                              December __, 1997
----------------------------------
         (Gene I. Miller)

        /s/ F. DAVID ROLLO            Director                              December 16, 1997
----------------------------------
         (F. David Rollo)

     /s/ DAVID E. WERTHEIMER          Director                              December 16, 1997
----------------------------------
      (David E. Wertheimer)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of Raytel Medical Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Raytel Medical Corporation and Subsidiaries as of September 30, 1997 and September 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997 included in this Form 10-K, and have issued our report thereon dated November 13, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The information reflected on the schedule has been subjected to the auditing procedures applied in the audits of the basic financial data, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                          Arthur Andersen LLP

Hartford, Connecticut
November 13, 1997

                                  SCHEDULE II

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
              FOR THE YEARS ENDED SEPTEMBER 30,1997, 1996 AND 1995

                       VALUATION AND QUALIFYING ACCOUNTS

                              BALANCE AT     CHARGED TO                                    BALANCE AT
                              BEGINNING       COST AND                                       END OF
        DESCRIPTION            OF YEAR        EXPENSES       OTHER(1)      DEDUCTIONS         YEAR
----------------------------  ----------     ----------     ----------     -----------     ----------
September 30, 1997
  Allowance for doubtful
     accounts...............  $5,855,000     $5,387,000     $1,946,000     $(6,999,000)    $6,189,000
September 30, 1996
  Allowance for doubtful
     accounts...............  $7,709,000     $5,352,000                    $(7,206,000)    $5,855,000
September 30, 1995
  Allowance for doubtful
     accounts...............  $8,220,000     $5,187,000                    $(5,698,000)    $7,709,000

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                       EXHIBIT TITLE
----------     ------------------------------------------------------------------------------
  2.1 (1)      Stock Purchase Agreement, dated as of August 11, 1997, by and among Raytel
               Medical Corporation, Cardiovascular Ventures, Inc. ("CVI") and the
               stockholders of CVI, together with the form of the Escrow Agreement attached thereto as Exhibit B and the form of the Contingent Promissory Note attached thereto as Exhibit M.
  3.1 (2)      Restated Certificate of Incorporation of the Registrant.
  3.2 (3)      Bylaws of the Registrant, as amended.
*10.1 (4)      1983 Incentive Stock Option Plan, as amended.
*10.2 (4)      1990 Stock Option Plan, as amended.
*10.3 (4)      1995 Outside Directors Stock Option Plan.
*10.5 (4)      Executive Deferred Compensation Plan.
*10.7 (4)      Form of Indemnity Agreement for officers and directors.
*10.8 (4)      Employment Agreement dated September 28, 1995 between the Registrant and
               Richard F. Bader.
*10.9 (4)      Employment Agreement dated September 28, 1995 between the Registrant and Allan
               Zinberg.
*10.10(4)      Employment Agreement dated September 28, 1995 between the Registrant and E.
               Payson Smith, Jr.
 10.22(4)      Lease Agreement dated March 6, 1992 between the Registrant and Peninsula
               Office Park, as amended.
 10.23(4)      Lease dated August 27, 1993 between the Registrant and USGC Joint Venture.
 10.24(4)      Agreement of Lease dated July 22, 1983 between the Registrant and C.E. Towers
               Co., as amended, with Lease Assignment and Assumption Agreement dated February
               26, 1993 between the Registrant and Medtronic, Inc. and Consent of C.E. Towers
               Co. dated February 12, 1993.
 10.25(4)      Letter of Intent dated May 31, 1995 between the Registrant and Stanford Health
               Services and related letter dated June 12, 1995 from Bruce A. Reitz, M.D.
+10.26(4)      American Diagnostics and Management, Inc. Diagnostic Catheterization Services
               Agreement dated September 2, 1992 between American Diagnostics And Management,
               Inc. ("ADAM") and Southmore Medical Center, as assumed from ADAM by
               Registrant.
+10.27(4)      American Diagnostics And Management, Inc. Diagnostic Catheterization Services
               Agreement dated June 10, 1993 between ADAM and Southmore Medical Center, as assumed from ADAM by Registrant.
 10.28(4)      Joint Venture Agreement dated March 3, 1988 between Medical Imaging Partners,
               L.P. and California Medical Imaging Services, Inc., as amended, and related agreements.
 10.29(4)      Joint Venture Agreement dated November 25, 1987 between Medical Imaging
               Partners, L.P. and Mastercare Diagnostic Limited Partners, as amended, and related agreements.
 10.30(4)      MRI Diagnostic Partners I, L.P. 1986 Limited Partnership Agreement dated
               December 31, 1986, and related agreements and MRI Building Partners, L.P. 1986
               Agreement of Limited Partnership dated December 31, 1986.
 10.31(4)      Amended and Restated Joint Venture Agreement dated August 6, 1990 between
               Medical Imaging Partners, L.P. and Medical Diagnostics, Inc., and related agreements.
 10.32(4)      Letter Agreement dated October 2, 1995 between the Registrant and Bank of
               Boston Connecticut.

 EXHIBIT
  NUMBER                                       EXHIBIT TITLE
----------     ------------------------------------------------------------------------------
+10.34(5)      Cardiac Catheterization Facility and Administrative Services Agreement dated
               January 10, 1996 between the Company and Stanford Health Services.
+10.35(6)      Letter Agreement dated January 9, 1996 between the Company and International
               Philanthropic Hospital Foundation, doing business as Granada Hills Community
               Hospital.
+10.36(7)      Cardiac Catheterization Facility and Administrative Services Agreement dated
               January 10, 1996 between the Company and Stanford Health Services.
+10.37(8)      Letter Agreement dated January 9, 1996 between the Company and International
               Philanthropic Hospital Foundation, doing business as Granada Hills Community
               Hospital.
+10.38(9)      Master Transaction Agreement, dated as of August 21, 1996, but effective as of
               September 18, 1996, between and among Raytel Medical Corporation, Raytel Texas
               Physician Services, Inc., Raytel Southeast Management, L.P., Southeast Texas
               Cardiology Associates, P.A., Southeast Texas Cardiology Associates II, P.A.,
               Rodolfo P. Sotolongo, M.D., Wayne S. Margolis, M.D., Michael L. Smith, M.D.,
               and Miguel Castellanos, M.D. Reference is made to Exhibit 2.1.
+10.39(10)     Agreement for the Purchase and Sale of Assets, dated as of August 21, 1996, but effective as of September 18, 1996, between and among Raytel Medical
               Corporation, Raytel Texas Physician Services, Inc., Raytel Southeast
               Management, L.P., Southeast Texas Cardiology Associates, P.A., Southeast Texas
               Cardiology Associates II, P.A., Rodolfo P. Sotolongo, M.D., Wayne S. Margolis,
               M.D., and Michael L. Smith, M.D. Reference is made to Exhibit 2.2.
+10.40(11)     Management Services Agreement, dated and effective as of September 18, 1996, between Cardiology Management Partnership, a Texas general partnership, and
               Southeast Texas Cardiology Associates II, P.A., as assigned to Raytel
               Southeast Management, L.P. Reference is made to Exhibit 2.3.
*10.41(12)     Employee Stock Purchase Plan dated May 8, 1996.
 10.42(12)     Amended and Restated Credit Agreement, and form of Promissory Note dated
               August 14, 1996 among the Registrant, Bank of Boston Connecticut and Banque
               Paribas, and Bank of Boston Connecticut, as agent.
 10.43(12)     Promissory Note in the amount of $15,000,000 between the Registrant and Bank of Boston Connecticut dated September 2, 1996.
 10.44(12)     Promissory Note in the amount of $10,000,000 between the Registrant and Banque
               Paribas dated September 2, 1996.
 10.45         First Amendment to Amended and Restated Credit Agreement, dated June 4, 1997 among the Registrant, Bank of Boston Connecticut and Banque Paribas, and Bank
               of Boston Connecticut, as agent.
 10.46         Second Amendment to Amended and Restated Credit Agreement, dated September 26,
               1997 among the Registrant, Bank of Boston Connecticut and Banque Paribas, and
               Bank of Boston Connecticut, as agent.
 10.47         Promissory Note in the amount of $27,000,000 between the Registrant and Bank of Boston Connecticut dated September 26, 1997.
 10.48         Promissory Note in the amount of $18,000,000 between the Registrant and Banque
               Paribas dated September 26, 1997.
 10.49(13)     Stock Purchase Agreement, dated as of August 11, 1997, by and among Raytel
               Medical Corporation, Cardiovascular Ventures, Inc. and the stockholders of
               CVI, together with the form of the Escrow Agreement attached thereto as
               Exhibit B and the form of the Contingent Promissory Note attached thereto as
               Exhibit M.

 EXHIBIT
  NUMBER                                       EXHIBIT TITLE
----------     ------------------------------------------------------------------------------
 10.50         Noncompetition Agreement, dated as of August 15, 1997, by and between David E.
               Wertheimer and Raytel Medical Corporation.
 10.51         Employment Agreement, dated as of January 1, 1996, by and between David E.
               Wertheimer, M.D., and Heart Institute of Port St. Lucie, Inc., an indirect wholly-owned subsidiary of Registrant as a result of the CVI acquisition.
 10.52         Amendment to Employment Agreement, dated as of March 17, 1997, by and between
               David E. Wertheimer, M.D., and The Heart Institute of Port St. Lucie, Inc., an
               indirect wholly-owned subsidiary of Registrant as a result of the CVI acquisition.
 13.1          Portions of Annual Report to Stockholders incorporated by reference in this
               Report on Form 10-K.
 21.1          List of subsidiaries of the Registrant.
 23.1          Consent of Arthur Andersen LLP.
 27            Financial Data Schedule

---------------

  * Constitutes a management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

  +  Confidential treatment has been granted as to a portion of this Exhibit.

 (1) Incorporated by reference to identically numbered exhibit to the Registrant's Form 8-K Reports filed on August 29, 1997 (the "August 1997 Form 8-K").

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

 (5) Incorporated by reference to Exhibit 10.1 to the December 1995 Form 10-Q.

 (6) Incorporated by reference to Exhibit 10.2 to the December 1995 Form 10-Q.

 (7) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q").

 (8) Incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q.

 (9) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K Report filed on October 3, 1996 (the "October 1996 Form 8-K").

(10) Incorporated by reference to Exhibit 2.2 to the October 1996 Form 8-K.

(11) Incorporated by reference to Exhibit 2.3 to the October 1996 Form 8-K.

(12) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1996.

(13) Incorporated by reference to Exhibit 2.1 to the August 1997 Form 8-K.