Form 10-Q
period 1997-12-31
RAYTEL MEDICAL CORP
filed 1998-02-17
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended December 31, 1997; or


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

Yes  [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                        SHARES OUTSTANDING AS OF JANUARY 30, 1998
          -----                        -----------------------------------------

       COMMON STOCK                                      8,923,773
    ($.001 PAR VALUE)

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of
             December 31, 1997 and September 30, 1997......................3

         Condensed Consolidated Statements of Operations
            for the three months ended December 31, 1997 and 1996..........4

         Condensed Consolidated Statements of Cash Flows
            for the three months ended December 31, 1997 and 1996..........5


Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................11

SIGNATURE.................................................................12

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                                 (000'S OMITTED)

                                     ASSETS


                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                             1997             1997
                                                                           ---------        ---------
                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                $   8,246        $   7,873
  Receivables, net                                                            30,634           30,345
  Prepaid expenses and other                                                   3,128            3,970
                                                                           ---------        ---------
         Total current assets                                                 42,008           42,188

Property and equipment, less accumulated
  depreciation and amortization                                               19,492           19,712
Intangible assets, less accumulated
  amortization                                                                57,021           57,486
Other                                                                             39               35
                                                                           ---------        ---------
         Total assets                                                      $ 118,560        $ 119,421
                                                                           =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations          $   1,838        $   1,893
  Accounts payable                                                             3,452            5,110
  Accrued liabilities                                                         10,407           10,794
                                                                           ---------        ---------
         Total current liabilities                                            15,697           17,797

Long-term debt and capital lease obligations, net of current portion          34,780           34,461
Deferred liabilities                                                           1,183            1,163
Minority interest in consolidated entities                                     3,867            4,101
                                                                           ---------        ---------
         Total liabilities                                                    55,527           57,522
                                                                           ---------        ---------

Stockholders' equity:
  Common stock                                                                     9                9
  Additional paid-in capital                                                  61,469           61,261
  Common stock to be issued                                                      916              943
  Retained earnings                                                            2,423            1,097
                                                                           ---------        ---------
                                                                              64,817           63,310
  Less treasury stock, at cost                                                (1,784)          (1,411)
                                                                           ---------        ---------
         Total stockholders' equity                                           63,033           61,899
                                                                           ---------        ---------
         Total liabilities and stockholders' equity                        $ 118,560        $ 119,421
                                                                           =========        =========

                                       3

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                                                        DECEMBER 31,
                                                               1997                     1996
                                                             --------                 --------

Revenues:
  Pacing, CEDS and Holter                                    $ 11,352                 $ 12,169
  Diagnostic imaging service                                    4,291                    4,524
  Heart center, practice management and other                  10,221                    3,959
                                                             --------                 --------
         Total revenues                                        25,864                   20,652
                                                             --------                 --------

Costs and expenses:
  Operating costs                                              12,348                    8,237
  Selling, general and administrative                           8,234                    7,668
  Depreciation and amortization                                 2,153                    1,481
                                                             --------                 --------
         Total costs and expenses                              22,735                   17,386
                                                             --------                 --------

  Operating income                                              3,129                    3,266

Interest expense                                                  729                      148
Other expense (income)                                            (70)                     (85)
Minority interest                                                 260                      102
                                                             --------                 --------
  Income before income taxes                                    2,210                    3,101

Provision for income taxes                                        884                    1,240
                                                             --------                 --------
  Net income                                                 $  1,326                 $  1,861
                                                             ========                 ========
  Net income per share:
         Basic                                               $    .15                 $    .22
                                                             ========                 ========
         Diluted                                             $    .14                 $    .21
                                                             ========                 ========
Weighted average shares:
         Basic                                                  8,919                    8,329
                                                             ========                 ========
         Diluted                                                9,539                    8,958
                                                             ========                 ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (000'S OMITTED)



                                                                             DECEMBER 31,
                                                                       1997                1996
                                                                      -------             -------

Cash flows from operating activities:
  Net income                                                          $ 1,326             $ 1,861
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                     2,153               1,481
      Minority interest                                                   260                 102
      Other, net                                                           12                  61
      Changes in operating accounts:
          Receivables, net                                               (289)             (1,068)
          Prepaid expenses and other                                      842                   8
          Accounts payable                                             (1,658)                 69
          Accrued liabilities and other                                  (498)              5,057
                                                                      -------             -------
             Net cash provided by operating activities                  2,148               7,571
                                                                      -------             -------

Cash flows from investing activities:
  Capital expenditures                                                 (1,083)             (1,383)
  Purchase of physician practice                                         --                  (427)
  Other, net                                                             (380)               (338)
                                                                      -------             -------
             Net cash used in investing activities                     (1,463)             (2,148)
                                                                      -------             -------

Cash flows from financing activities:
  Repurchase of company stock                                            (373)                (99)
  Income distributions to noncontrolling investors                       (432)               (131)
  Proceeds from (paydown of) line of credit                               733              (2,376)
  Principal repayments of debt                                           (474)               (789)
  Other, net                                                              234                  22
                                                                      -------             -------
             Net cash used in financing activities                       (312)             (3,373)
                                                                      -------             -------
Net increase in cash and cash equivalents                                 373               2,050
Cash and cash equivalents at beginning of period                        7,873               5,737
                                                                      -------             -------
Cash and cash equivalents at end of period                            $ 8,246             $ 7,787
                                                                      =======             =======

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and notes included in Raytel Medical Corporation's (the "Company") Annual Report on Form 10-K for the year ended September 30, 1997.

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The adoption of this accounting standard did not effect previously reported earnings per share.

     For the three months ended December 31, 1997 and 1996, basic and diluted earnings per share are calculated as follows:

                                                    For the three months
                                                      ended December 31,
                                                 --------------------------
(000's omitted, except per share amounts)         1997                1996
                                                 ------              ------
BASIC EARNINGS PER SHARE:

Net income                                       $1,326              $1,861
                                                 ======              ======
Weighted average shares outstanding               8,919               8,329
                                                 ======              ======
Per share                                        $  .15              $  .22
                                                 ======              ======

DILUTED EARNINGS PER SHARE:

Net income                                       $1,326              $1,861
                                                 ======              ======
Weighted average shares outstanding               8,919               8,329
Shares to be issued                                 132                 132
Options                                             416                 399
Warrants                                             72                  98
                                                 ------              ------
                                                  9,539               8,958
                                                 ======              ======
Per share                                        $  .14              $  .21
                                                 ======              ======

     Options to purchase 500 shares of common stock at $12.625 per share and 400 shares of common stock at $13.50 per share were outstanding during the three months ended December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period.

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

OVERVIEW

      The Company generates the majority of its revenues from the provision of transtelephonic monitoring services for cardiac pacemaker patients ("Pacing"), cardiac event detection services ("CEDS") and Holter, diagnostic imaging services and cardiac catheterization procedures. Following the Company's initial public offering in December 1995, the Company has entered into a series of transactions which have expanded its heart center and physician practice management businesses. As a result, revenue is also being provided from: Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II P.A. ("SETCA") beginning on September 18, 1996; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997.

      The Company's investments in two ventures ("Ventures") that operated four of the consolidated diagnostic imaging centers terminated during fiscal 1997. Revenues contributed by these ventures were $793,000 for the three months ended December 31, 1996.

      Under certain practice management contracts, revenues are recognized pursuant to long-term arrangements with physician groups under which the Company provides the physician group with a full range of services, including, but not limited to, office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. In the case of SETCA and CCMG, the Company's practice management revenues are derived from the physician groups' revenues, generally as a purchased service, except for certain physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under the above management services arrangements, the Company's practice management revenues represent approximately 56% and 50% of the revenues of the physician groups for the three months ended December 31, 1997 and 1996, respectively. For the physician practice acquired as part of the CVI acquisition, the Company recognizes 100% of all medical revenue as the physicians are employees of the Company.

      On August 15, 1997, the Company acquired the stock of CVI, of New Orleans, Louisiana. CVI manages, owns and operates cardiovascular diagnostic facilities in Texas, Louisiana, Maryland and Florida and owns and manages a physician clinic in Florida. Total consideration for the transaction consisted of cash and transaction costs of approximately $16,980,000, contingent promissory notes in the aggregate principal amount of $820,000 and 500,000 shares of Raytel Common Stock.

      On October 9, 1997, the Company announced it had entered into an agreement with The Baptist Hospital of Southeast Texas to develop a Raytel Heart Center at the hospital. Under the agreement, Raytel will manage the heart center, which will provide the entire continuum of cardiovascular services, including diagnostic, therapeutic and patient wellness programs. Among other duties, Raytel will be responsible for the day-to-day operations of the heart center, including administrative support, information systems management, marketing and public relations activities. The Company expects it will begin operations at Baptist Hospital during its second quarter of fiscal 1998.

RESULTS OF OPERATIONS

      The results of operations from the management service agreement with CCMG are included in the Company's Condensed Consolidated Statements of Operations since November 1, 1996, the effective date of the agreement. Accordingly, such results are included in the three month period ended December 31, 1997, but are only included for two months in the three month period ended December 31, 1996. The operations of CVI are included in the Company's Condensed Consolidated Statements of Operations since August 15, 1997, the effective date of the Company's acquisition of CVI. Accordingly, such results are included in the three month period ended December 31, 1997, but are not included in the three month period ended December 31, 1996.

      Revenues. Pacing, CEDS and Holter revenues decreased by $817,000, or 6.7%, from $12,169,000 for the three months ended December 31, 1996 to $11,352,000 for the three months ended December 31, 1997, due primarily to lower revenues from Pacing due primarily to lower reimbursement rates and from CEDS due to competitive pressures. Diagnostic imaging service revenues decreased by $233,000, or 5.2%, from $4,524,000 for the three months ended December 31, 1996 to $4,291,000 for the three months ended December 31, 1997, due primarily to the termination of two Ventures in fiscal 1997 partially offset by increases in revenues from other Ventures. Heart Center, practice management and other revenues increased by $6,262,000, or 158.2%, from $3,959,000 for the three months ended December 31, 1996 to $10,221,000 for the three months ended December 31, 1997, due primarily to the inclusion of revenues from CVI.

      As a result of the foregoing factors, total revenues increased by $5,212,000, or 25.2%, from $20,652,000 for the three months ended December 31, 1996 to $25,864,000 for the three months ended December 31, 1997.

      Operating Expenses. Operating costs and selling, general and administrative expenses increased by $4,677,000, or 29.4%, from $15,905,000 for the three months ended December 31, 1996 to $20,582,000 for the three months ended December 31, 1997, due primarily to inclusion of costs and expenses from CVI partially offset by slight reductions in costs and expenses in transtelephonic monitoring and diagnostic imaging services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 77.0% for the three months ended December 31, 1996 to 79.6% for the three months ended December 31, 1997, due primarily to the inclusion of revenues and expenses related to CVI. At RHCGH operating expenses were slightly in excess of revenues.

      Depreciation and Amortization. Depreciation and amortization expense increased by $672,000, or 45.4%, from $1,481,000 for the three months ended December 31, 1996 to $2,153,000 for the three months ended December 31, 1997 due primarily to the inclusion of CVI, and increased as a percentage of revenues from 7.2% for the three months ended December 31, 1996 to 8.3% for the three months ended December 31, 1997.

      Operating Income. As a result of the foregoing factors, operating income decreased by $137,000, or 4.2% from $3,266,000 for the three months ended December 31, 1996 to $3,129,000 for the three months ended December 31, 1997.

     Interest Expense. Interest expense increased by $581,000, or 392.6%, from $148,000 for the three months ended December 31, 1996 to $729,000 for the three months ended December 31, 1997 due primarily to an increase in debt due to the CVI acquisition.

      Income Taxes. The provision for income taxes decreased by $356,000, or 28.7%, from $1,240,000 for the three months ended December 31, 1996 to $884,000 for the three months ended December 31, 1997 as a result of decreased taxable income.

      Net Income. As a result of the foregoing factors, net income decreased by $535,000, or 28.7%, from $1,861,000 for the three months ended December 31, 1996 to $1,326,000 for the three months ended December 31, 1997.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

      The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

      The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Although the Company's total revenues have increased in each of the last three fiscal years, revenue of the Company's Pacing operations during that period has been negatively impacted by Medicare reimbursement rate reductions in certain geographic areas. Additional reimbursement rate reductions applicable to the Company's Pacing procedures became effective on January 1, 1996 and January 1, 1997. These reductions had a negative effect on the Company's operating results for fiscal 1997 and the first quarter of fiscal 1998 and, unless modified, will continue to have a negative effect on its ongoing results. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

      From time to time Congress considers legislation to reduce Medicare and Medicaid expenditures. Future legislation of this type could have a material adverse effect on the Company's business, financial condition and operating results.

      A key element of the Company's long-range strategy is the development and operation of integrated heart centers and the acquisition of healthcare providers specializing in cardiology related services and the assets of physician practices and other businesses related to its current operations. The success of the Company's existing and future heart centers and physician practices will depend upon several factors, including the Company's ability to: obtain and operate in compliance with appropriate licenses; control costs and realize operating efficiencies; educate patients, referring physicians and third-party payors about the benefits of such heart centers; and provide cost-effective services that meet or exceed existing standards of care.

      An element of the Company's strategy is to expand, in part, through acquisitions and investments in complementary healthcare businesses. The implementation of this strategy may place significant strain on the Company's administrative, operational and financial resources and increase demands on its systems and controls. There can be no assurances that businesses acquired by the Company, either recently or in the future, will be integrated successfully and profitably into the Company's operations, that suitable acquisitions or investment opportunities will be identified, or that any such transactions can be consummated.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity was materially improved as a result of the completion of the initial public offering of its Common Stock in December 1995 and its receipt of $20,400,000 in net proceeds therefrom. The Company acquired certain assets and assumed certain liabilities of CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000, CCMG in November 1996 for cash in the amount of $427,000 and acquired the stock of CVI in August 1997 for cash and transaction costs in the amount of $16,980,000. At December 31, 1997, the Company had working capital of $26,311,000, compared to $24,391,000 at September 30, 1997. At December 31,
1997, the Company had cash and temporary cash investments of $8,246,000. At December 31, 1997, $26,694,000 was outstanding under the Company's line of credit.

      The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first few months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters and the collection of these receivables primarily during the subsequent fourth fiscal quarter.

      The Company has a revolving line of credit with two banks in the amount of $45,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit expires in August 1999 at which time any outstanding balance will be converted to a five year term loan.

      The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops and opens new heart centers or acquires existing heart centers, physician practices or other businesses, if any. The Company believes that its cash and cash equivalent balances, together with amounts available from bank borrowings and cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through fiscal 1998.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS:

         The following exhibits are filed as a part of this Report:

             Exhibit
              Number                                           Title
              ------                                           -----

                27                                   Financial data schedule


B. REPORTS ON FORM 8-K:

         The Company filed one report on Form 8-K during the quarter ended December 31, 1997. The report was filed on October 21, 1997 and was an amendment to a previously filed Form 8-K. The Company reported under Item 7 the pro forma information relating to CVI as required to be filed pursuant to Item 7 and Regulation S-X.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RAYTEL MEDICAL CORPORATION



Dated:  February 12, 1998                      By:  /s/ E. Payson Smith, Jr.
                                                    ------------------------
                                                    E. Payson Smith, Jr.
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (duly authorized officer and
                                                    principal financial officer)

                                 EXHIBIT INDEX


Exhibit 27     Financial Data Schedule