Form 10-Q
period 1998-03-31
RAYTEL MEDICAL CORP
filed 1998-05-13
CIK 1002017

                                        UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549

                                          FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 1998; or

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

Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                          SHARES OUTSTANDING AS OF APRIL 30, 1998
      -----                          ---------------------------------------
   COMMON STOCK
($.001 PAR VALUE)                                  8,910,605

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets as of
           March 31, 1998 and September 30, 1997...............................3

        Condensed Consolidated Statements of Operations
           for the three months and the six months ended
           March 31, 1998 and 1997 ............................................4

        Condensed Consolidated Statements of Cash Flows
           for the six months ended March 31, 1998 and 1997....................5


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................7

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

SIGNATURE.....................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND SEPTEMBER 30, 1997
                                 (000'S OMITTED)

                                     ASSETS


                                                          MARCH 31,       SEPTEMBER 30,
                                                            1998              1997
                                                          ---------         ---------
                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                               $   7,860         $   7,873
  Receivables, net                                           35,265            30,345
  Prepaid expenses and other                                  3,951             3,970
                                                          ---------         ---------
        Total current assets                                 47,076            42,188

Property and equipment, less accumulated
  depreciation and amortization                              19,901            19,712
Intangible assets, less accumulated
  amortization                                               56,319            57,486
Other                                                            39                35
                                                          ---------         ---------
        Total assets                                      $ 123,335         $ 119,421
                                                          =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
   capital lease obligations                              $   2,061         $   1,893
  Accounts payable                                            3,554             5,110
  Accrued liabilities                                         9,774            10,794
                                                          ---------         ---------
        Total current liabilities                            15,389            17,797

Long-term debt and capital lease obligations, net
    of current portion                                       38,292            34,461
Deferred liabilities                                          1,366             1,163
Minority interest in consolidated entities                    3,753             4,101
                                                          ---------         ---------
        Total liabilities                                    58,800            57,522
                                                          ---------         ---------

Stockholders' equity:
  Common stock                                                    9                 9
  Additional paid-in capital                                 61,492            61,261
  Common stock to be issued                                     916               943
  Retained earnings                                           4,017             1,097
                                                          ---------         ---------
                                                             66,434            63,310
  Less treasury stock, at cost                               (1,899)           (1,411)
                                                          ---------         ---------
        Total stockholders' equity                           64,535            61,899
                                                          ---------         ---------
        Total liabilities and stockholders' equity        $ 123,335         $ 119,421
                                                          =========         =========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                               1998             1997            1998              1997
                                             --------         --------         --------         --------
Revenues:
  Pacing, CEDS and Holter                    $ 11,610         $ 11,802         $ 22,962         $ 23,971
  Diagnostic imaging service                    5,053            4,309            9,344            8,833
  Heart center, practice management
      and other                                10,488            4,325           20,709            8,284
                                             --------         --------         --------         --------
        Total revenues                         27,151           20,436           53,015           41,088
                                             --------         --------         --------         --------

Costs and expenses:
  Operating costs                              12,471            8,127           24,819           16,364
  Selling, general and administrative           8,882            7,439           17,116           15,107
  Depreciation and amortization                 2,171            1,462            4,324            2,943
                                             --------         --------         --------         --------
        Total costs and expenses               23,524           17,028           46,259           34,414
                                             --------         --------         --------         --------

  Operating income                              3,627            3,408            6,756            6,674

Interest expense                                  780              104            1,509              252
Other expense (income)                           (128)          (2,591)            (198)          (2,676)
Minority interest                                 318               78              578              180
                                             --------         --------         --------         --------
  Income before income taxes                    2,657            5,817            4,867            8,918

Provision for income taxes                      1,063            2,327            1,947            3,567
                                             --------         --------         --------         --------
  Net income                                 $  1,594         $  3,490         $  2,920         $  5,351
                                             ========         ========         ========         ========

Net income per share:
  Basic                                      $    .18         $    .41         $    .33         $    .64
                                             ========         ========         ========         ========
  Diluted                                    $    .17         $    .39         $    .31         $    .60
                                             ========         ========         ========         ========

Weighted average shares:
  Basic                                         8,919            8,411            8,919            8,370
                                             ========         ========         ========         ========
  Diluted                                       9,401            8,933            9,470            8,945
                                             ========         ========         ========         ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                             MARCH 31,
                                                                     -----------------------
                                                                       1998           1997
                                                                     -------         -------
Cash flows from operating activities:
  Net income                                                         $ 2,920         $ 5,351
    Adjustments to reconcile net income to net cash provided
      by operating activities:
     Depreciation and amortization                                     4,324           2,943
     Minority interest                                                   578             180
     Other, net                                                          187            (531)
     Changes in operating accounts:
       Receivables, net                                               (4,920)         (2,780)
       Prepaid expenses and other                                         19            (699)
       Accounts payable                                               (1,556)           (476)
       Accrued liabilities and other                                  (1,120)            456
                                                                     -------         -------
          Net cash provided by operating activities                      432           4,444
                                                                     -------         -------

Cash flows from investing activities:
  Capital expenditures                                                (3,077)         (1,890)
  Purchase of physician practice                                          --            (427)
  Other, net                                                            (265)            579
                                                                     -------         -------
          Net cash used in investing activities                       (3,342)         (1,738)
                                                                     -------         -------

Cash flows from financing activities:
  Repurchase of company stock                                           (488)           (469)
  Income distributions to noncontrolling investors                      (865)           (614)
  Proceeds from (paydown) of line of credit                            4,830          (1,671)
  Principal repayments of debt                                          (841)         (1,226)
  Other, net                                                             261             322
                                                                     -------         -------
          Net cash provided by (used in) financing activities          2,897          (3,658)
                                                                     -------         -------
Net decrease in cash and cash equivalents                                (13)           (952)
Cash and cash equivalents at beginning of period                       7,873           5,737
                                                                     -------         -------
Cash and cash equivalents at end of period                           $ 7,860         $ 4,785
                                                                     =======         =======

    The accompanying unaudited condensed consolidated financial statements of Raytel Medical Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The adoption of this accounting standard did not effect previously reported earnings per share.

    For the three months and six months ended March 31, 1998 and 1997, basic and diluted earnings per share are calculated as follows:

                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                             ENDED MARCH 31,                ENDED MARCH 31,
                                          ---------------------        --------------------
                                            1998          1997          1998          1997
                                           ------        ------        ------        ------
(000's omitted, except per share amounts)

BASIC EARNINGS PER SHARE:

Net income                                 $1,594        $3,490        $2,920        $5,351
                                           ======        ======        ======        ======
Weighted average shares outstanding         8,919         8,411         8,919         8,370
                                           ======        ======        ======        ======
Per share                                  $  .18        $  .41        $  .33        $  .64
                                           ======        ======        ======        ======

DILUTED EARNINGS PER SHARE:

Net income                                 $1,594        $3,490        $2,920        $5,351
                                           ======        ======        ======        ======
Weighted average shares outstanding         8,919         8,411         8,919         8,370
Shares to be issued                           132           136           132           134
Options                                       310           286           363           342
Warrants                                       40           100            56            99
                                           ------        ------        ------        ------
                                            9,401         8,933         9,470         8,945
                                           ======        ======        ======        ======
Per share                                  $  .17        $  .39        $  .31        $  .60
                                           ======        ======        ======        ======

    Certain options to purchase shares of common stock were outstanding during the three months and six months ended March 31, 1998 and 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period.

    The options outstanding and their exercise prices are as follows:

                                   FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                      ENDED MARCH 31,                  ENDED MARCH 31,
                                -----------------------           ------------------------
                                  1998           1997               1998             1997
                                 ------         ------             ------           -----
Options outstanding             109,725        557,162            55,313            553,644
Range of exercise prices   $10.50 - $13.50  $11.25 - $13.50   $10.50 - $13.50    $11.25 - $13.50

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

     Following the Company's initial public offering in December 1995, the Company has entered into a series of transactions which have expanded its heart center and physician practice management businesses. As a result, revenue is also being provided from: Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II P.A. ("SETCA") beginning on September 18, 1996; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997, which included the multi-specialty medical practice, Heart and Family Health Institute ("HFHI").

     The Company's investments in two ventures ("Ventures") that operated four of the consolidated diagnostic imaging centers terminated during fiscal 1997. Revenues contributed by these ventures were $245,000 and $1,038,000 for the three months and six months ended March 31, 1997, respectively.

     Under certain practice management contracts, revenues are recognized pursuant to long-term arrangements with physician groups under which the Company provides the physician group with a full range of services, including, but not limited to, office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. In the case of SETCA and CCMG, the Company's practice management revenues are derived from the physician groups' revenues, generally as a purchased service, except for certain physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under the above management services arrangements, the Company's practice management revenues represent approximately 52.0% and 62.0% of the revenues of the physician groups for the three months ended March 31, 1998 and 1997, respectively and approximately 53.6% and 56.1% for the six months ended March 31, 1998 and 1997, respectively. For HFHI, the Company recognizes 100% of all medical revenue as the physicians are employees of the Company.

     On August 15, 1997, the Company acquired the stock of CVI, of New Orleans, Louisiana. CVI manages, owns and operates cardiovascular diagnostic facilities in Texas, Louisiana, Maryland and Florida and owns and manages a physician clinic in Florida. Total consideration for the transaction consisted of cash and transaction costs of approximately $16,980,000 and 500,000 shares of Raytel Common Stock. The contingent promissory notes in the aggregate principal amount of $820,000 were cancelled in accordance with the terms of the agreement.

     On October 9, 1997, the Company announced it had entered into an agreement with The Baptist Hospital of Southeast Texas to develop a Raytel Heart Center at the hospital. Under the agreement, Raytel will manage the heart center, which will provide a range of cardiovascular services, including diagnostic, therapeutic and patient wellness programs. Among other duties, Raytel will be responsible for the day-to-day operations of the heart center, including administrative support, information systems management and public relations activities. The Company expects to begin operations at Baptist Hospital during its third quarter of fiscal 1998.

     In September 1996, the Company received a favorable administrative decision related to a billing dispute with a New York Medicare carrier whereby it was entitled to receive approximately $4.0 million. The time period for the Healthcare Finance Administration ("HCFA") and the Social Security Administration to file an appeal expired on February 10, 1997. After accounting for administrative costs and reimbursements due to Medtronic under the terms of the acquisition of CardioCare and a separate provision against the value of a non-operating asset, the Company recognized other income of $2,510,000 pretax in its second fiscal quarter ending March 31, 1997, with a positive after tax effect of $1,506,000 or $.17 per share (the "Decision").

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

     The operations of CVI are included in the Company's Condensed Consolidated Statements of Operations since August 15, 1997, the effective date of the Company's acquisition of CVI. Accordingly, such results are included in the three month period ended March 31, 1998, but are not included in the three month period ended March 31, 1997.

     Revenues. Pacing, CEDS and Holter revenues decreased by $192,000, or 1.6%, from $11,802,000 for the three months ended March 31, 1997 to $11,610,000 for the three months ended March 31, 1998, due primarily to a slight decrease in CEDS revenue partially offset by a slight increase in Pacing revenue. Diagnostic imaging service revenues increased by $744,000, or 17.3%, from $4,309,000 for the three months ended March 31, 1997 to $5,053,000 for the three months ended March 31, 1998, due primarily to increases in revenues at certain centers due to an increase in volume, partially offset by decreased revenues due to the termination of a venture on June 30, 1997. Heart Center, practice management and other revenues increased by $6,163,000, or 142.5%, from $4,325,000 for the three months ended March 31, 1997 to $10,488,000 for the three months ended March 31, 1998 due primarily to the inclusion of revenues from CVI.

     As a result of the foregoing factors, total revenues increased by $6,715,000, or 32.9%, from $20,436,000 for the three months ended March 31, 1997 to $27,151,000 for the three months ended March 31, 1998.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $5,787,000, or 37.2%, from $15,566,000 for the three months ended March 31, 1997 to $21,353,000 for the three months ended March 31, 1998 due primarily to the inclusion of costs and expenses from CVI. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 76.2% for the three months ended March 31, 1997 to 78.6% for the three months ended March 31, 1998. At RHCGH, operating expenses were slightly in excess of revenues for the three month periods ended March 31, 1998 and 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased by $709,000, from $1,462,000 for the three months ended March 31, 1997 to $2,171,000 for the three months ended March 31, 1998, due primarily to the inclusion of CVI, and increased as a percentage of revenues from 7.2% for the three months ended March 31, 1997 to 8.0% for the three months ended March 31, 1998.

     Operating Income. As a result of the foregoing factors, operating income increased by $219,000, or 6.4%, from $3,408,000 for the three months ended March 31, 1997 to $3,627,000 for the three months ended March 31, 1998.

     Interest Expense. Interest expense increased by $676,000, or 650.0%, from $104,000 for the three months ended March 31, 1997 to $780,000 for the three months ended March 31, 1998 due primarily to an increase in debt due to the CVI acquisition.

     Other expense (income). Other income decreased by $2,463,000, from $2,591,000 for the three months ended March 31, 1997 to $128,000 for the three months ended March 31, 1998 due primarily to the Decision.

     Minority interest. Minority interest increased by $240,000, or 307.7%, from $78,000 for the three months ended March 31, 1997 to $318,000 for the three months ended March 31, 1998 due primarily to the inclusion of CVI.

     Income Taxes. The provision for income taxes decreased by $1,264,000, or 54.3%, from $2,327,000 for the three months ended March 31, 1997 to $1,063,000 for the three months ended March 31, 1998 as a result of decreased taxable income.

     Net Income. As a result of the foregoing factors, net income decreased by $1,896,000, or 54.3%, from $3,490,000 for the three months ended March 31, 1997 to $1,594,000 for the three months ended March 31, 1998.

     Six Months Ended March 31, 1998 Compared to Six Months Ended March 31,
1997.

     The operations of CVI are included in the Company's Condensed Consolidated Statements of Operations since August 15, 1997, the effective date of the Company's acquisition of CVI. Accordingly, such results are included in the six month period ended March 31, 1998, but are not included in the six month period ended March 31, 1997. The results of operations from the management service agreement with CCMG are included in the Company's Condensed Consolidated Statements of Operations since November 1, 1996, the effective date of the agreement. Accordingly, such results are included in the six month period ended March 31, 1998, but are only included for five months of the six month period ended March 31, 1997.

     Revenues. Pacing, CEDS and Holter revenues decreased by $1,009,000, or 4.2%, from $23,971,000 for the six months ended March 31, 1997 to $22,962,000 for the six months ended March 31, 1998, due primarily to lower reimbursement rates for Pacing during the October 1 to December 31, 1997 time period and from CEDS due to a combination of competitive pressures and lower reimbursement rates. Diagnostic imaging service revenues increased by $511,000, or 5.8%, from $8,833,000 for the six months ended March 31, 1997 to $9,344,000 for the six months ended March 31, 1998, due primarily to increases in revenues at certain centers due to an increase in volume, partially offset by decreased revenues due to the termination of two Ventures in fiscal 1997. Heart Center, practice management and other revenues increased by $12,425,000, or 150.0%, from $8,284,000 for the six months ended March 31, 1997 to $20,709,000 for the six months ended March 31, 1998 due primarily to the inclusion of revenues from CVI.

     As a result of the foregoing factors, total revenues increased by $11,927,000, or 29.0%, from $41,088,000 for the six months ended March 31, 1997 to $53,015,000 for the six months ended March 31, 1998.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $10,464,000, or 33.2%, from $31,471,000 for the six months ended March 31, 1997 to $41,935,000 for the six months ended March 31, 1998, due primarily to inclusion of costs and expenses from CVI. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 76.6% for the six months ended March 31, 1997 to 79.1% for the six months ended March 31, 1998. At RHCGH, operating expenses were slightly in excess of revenues for the six month periods ended March 31, 1998 and 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased by $1,381,000, from $2,943,000 for the six months ended March 31, 1997 to $4,324,000 for the six months ended March 31, 1998, due primarily to the inclusion of CVI, and increased as a percentage of revenues from 7.2% for the six months ended March 31, 1997 to 8.2% for the six months ended March 31, 1998.

     Operating Income. As a result of the foregoing factors, operating income increased by $82,000, or 1.2%, from $6,674,000 for the six months ended March 31, 1997 to $6,756,000 for the six months ended March 31, 1998.

     Interest Expense. Interest expense increased by $1,257,000, or 498.8%, from $252,000 for the six months ended March 31, 1997 to $1,509,000 for the six months ended March 31, 1998 due primarily to an increase in debt due to the CVI acquisition.

     Other expense (income). Other income decreased by $2,478,000 from $2,676,000 for the six months ended March 31, 1997 to $198,000 for the six months ended March 31, 1998 due primarily to the Decision.

     Minority interest. Minority interest increased by $398,000, or 221.1%, from $180,000 for the six months ended March 31, 1997 to $578,000 for the six months ended March 31, 1998 due primarily to the inclusion of CVI.

     Income Taxes. The provision for income taxes decreased by $1,620,000, or 45.4%, from $3,567,000 for the six months ended March 31, 1997 to $1,947,000 for the six months ended March 31, 1998 as a result of decreased taxable income.

     Net Income. As a result of the foregoing factors, net income decreased by $2,431,000, or 45.4%, from $5,351,000 for the six months ended March 31, 1997 to
$2,920,000 for the six months ended March 31, 1998.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

     The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers, by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Although the Company's total revenues have increased in each of the last three fiscal years, revenue of the Company's Pacing operations during that period has been negatively impacted by Medicare reimbursement rate reductions in certain geographic areas. Additional reimbursement rate reductions applicable to the Company's Pacing procedures became effective on January 1, 1996 and January 1, 1997. These reductions had a negative effect on the Company's operating results for fiscal 1997 and the first quarter of fiscal 1998. The Company's Pacing operations have been favorably impacted since January 1, 1998 due to an increase in Medicare reimbursement rates effective on that date. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

     From time to time Congress considers legislation to reduce Medicare and Medicaid expenditures. Future legislation of this type could have a material adverse effect on the Company's business, financial condition and operating results. Governmental agencies promulgate regulations which mandate changes in the method of delivering services which could have a material adverse effect on the Company's business.

     A key element of the Company's long-range strategy is the development and operation of integrated heart centers and the acquisition of cardiac healthcare providers specializing in cardiology related services and the assets of physician practices and other businesses related to its current operations. The success of the Company's existing and future heart centers and physician practices will depend upon several factors, including the Company's ability to: obtain and operate in compliance with appropriate licenses; control costs and realize operating efficiencies; educate patients, referring physicians and third-party payors about the benefits of such heart centers; and provide cost-effective services that meet or exceed existing standards of care.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity was materially improved as a result of the completion of the initial public offering of its Common Stock in December 1995 and its receipt of $20,400,000 in net proceeds therefrom. The Company acquired certain assets and assumed certain liabilities of CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000 and acquired the stock of CVI in August 1997 for cash and transaction costs in the amount of $16,980,000. At March 31, 1998, the Company had working capital of $31,687,000, compared to $24,391,000 at September 30, 1997. At March 31, 1998,
the Company had cash and temporary cash investments of $7,860,000. At March 31, 1998, $30,791,000 was outstanding under the Company's line of credit.

     The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first five months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters and the collection of these receivables primarily during the subsequent fourth fiscal quarter.

     The Company has a revolving line of credit with two banks in the amount of $45,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit expires in August 1999 at which time any outstanding balance will be converted to a five-year term loan.

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

      a. The Company's annual meeting of stockholders was held on March 5, 1998.

      b. The following persons nominated by management were elected to serve as directors:

                                                               Shares
                                                      ------------------------
               Name                                       For         Withheld
               ----                                       ---         --------
          Gene I. Miller                              6,889,286        21,361
          Albert J. Henry                             6,889,286        21,361
          David Wertheimer, M.D.                      6,889,286        21,361

     The following directors remained in office; Richard F. Bader, F. David Rollo, M.D., Thomas J. Fogarty, M.D, and Allan Zinberg.

     Subsequently, on March 20, 1998, Albert J. Henry submitted his resignation to devote more time to his venture capital fund and other businesses. There was no disagreement between the Company and the director on any matter relating to the Company's operations, policies or practices. No replacement had been named as of the date of this filing.

c. The following additional matters voted upon at the meeting and the results of the voting were as follows:

     1. To ratify the appointment of Arthur Andersen LLP as the independent accountants of the Company for the fiscal year ending September 30, 1998.

                                         Shares
                           ----------------------------------
                              For        Against      Abstain
                            -------      -------      -------
                           6,890,358      1,779       18,510


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  EXHIBITS:

    The following exhibits are filed as a part of this Report:

            Exhibit
            Number                                   Title
            ------                                   -----

             10.53                    Employment Agreement dated as of March 1,
                                      1998 between Swapan Sen and the Registrant

             10.54                    Employment Agreement dated as of March 1,
                                      1998 between F. David Rollo, M.D. and the
                                      Registrant


             10.55                    Employment Agreement dated as of March 1,
                                      1998 between Michael O. Kokesh and the
                                      Registrant

               27                     Financial data schedule


b. REPORTS ON FORM 8-K:

   The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated: May 11, 1998                         By:  /s/ E. Payson Smith, Jr.
                                                --------------------------------
                                                E. Payson Smith, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                principal financial officer)

                                 EXHIBIT INDEX

            Exhibit
            Number                                   Title
            ------                                   -----

             10.53                    Employment Agreement dated as of March 1,
                                      1998 between Swapan Sen and the Registrant

             10.54                    Employment Agreement dated as of March 1,
                                      1998 between F. David Rollo, M.D. and the
                                      Registrant

             10.55                    Employment Agreement dated as of March 1,
                                      1998 between Michael O. Kokesh and the
                                      Registrant

               27                     Financial data schedule