Form 10-Q
period 1998-06-30
RAYTEL MEDICAL CORP
filed 1998-08-10
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 1998; or


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

            2755 Campus Drive, Suite 200, San Mateo, California 94403
               (Address of principal executive offices)(Zip code)

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

Yes     X    No
       ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                        Shares Outstanding as of July 31, 1998
          -----                        --------------------------------------
     Common Stock
   ($.001 par value)                                8,823,679

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                              Page
                                                                                              ----
                          PART I. FINANCIAL INFORMATION

Item 1  Financial Statements

         Condensed Consolidated Balance Sheets as of
             June 30, 1998 and September 30, 1997................................................3

         Condensed Consolidated Statements of Operations
            for the three months and the nine months ended June 30, 1998 and 1997................4

         Condensed Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1998 and 1997.....................................5


Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................................7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................................12

SIGNATURE.......................................................................................13


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                 (000's omitted)

                                     ASSETS


                                                             June 30,    September 30,
                                                               1998          1997
                                                             ---------    ---------
                                                            (Unaudited)

Current assets:
  Cash and cash equivalents ..............................   $   8,493    $   7,873
  Receivables, net .......................................      35,406       30,345
  Prepaid expenses and other .............................       3,852        3,970
                                                             ---------    ---------
         Total current assets ............................      47,751       42,188

Property and equipment, less accumulated
  depreciation and amortization ..........................      19,613       19,712
Intangible assets, less accumulated
  amortization ...........................................      55,878       57,486
Other ....................................................          45           35
                                                             ---------    ---------
         Total assets ....................................   $ 123,287    $ 119,421
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
      capital lease obligations ..........................   $   2,035    $   1,893
  Accounts payable .......................................       4,271        5,110
  Accrued liabilities ....................................       9,948       10,794
                                                             ---------    ---------
         Total current liabilities .......................      16,254       17,797

Long-term debt and capital lease obligations,
     net of current portion ..............................      36,318       34,461
Deferred liabilities .....................................       1,386        1,163
Minority interest in consolidated entities ...............       3,866        4,101
                                                             ---------    ---------
         Total liabilities ...............................      57,824       57,522
                                                             ---------    ---------

Stockholders' equity:
  Common stock ...........................................           9            9
  Additional paid-in capital .............................      61,504       61,261
  Common stock to be issued ..............................         916          943
  Retained earnings ......................................       5,583        1,097
                                                             ---------    ---------
                                                                68,012       63,310

  Less treasury stock, at cost ...........................      (2,549)      (1,411)
                                                             ---------    ---------
         Total stockholders' equity ......................      65,463       61,899
                                                             ---------    ---------
         Total liabilities and stockholders'
           equity ........................................   $ 123,287    $ 119,421
                                                             =========    =========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                    (000's omitted, except per share amounts)

                                        Three Months Ended June 30,   Nine Months Ended June 30,
                                        --------------------------    -------------------------
                                            1998        1997              1998        1997
                                          --------    --------          --------    --------
Revenues:
  Pacing, CEDS and Holter .............   $ 11,618    $ 11,807          $ 34,580    $ 35,778
  Diagnostic imaging service ..........      5,700       4,510            15,044      13,343
  Heart center, practice management
    and other .........................     10,813       3,441            31,522      11,725
                                          --------    --------          --------    --------
               Total revenues .........     28,131      19,758            81,146      60,846
                                          --------    --------          --------    --------

Costs and expenses:
  Operating costs .....................     12,970       7,597            37,789      23,961
  Selling, general and administrative .      9,428       7,314            26,544      22,421
  Depreciation and amortization .......      2,049       1,544             6,373       4,487
                                          --------    --------          --------    --------
               Total costs and expenses     24,447      16,455            70,706      50,869
                                          --------    --------          --------    --------

  Operating income ....................      3,684       3,303            10,440       9,977

Interest expense ......................        779         106             2,288         358
Other expense (income) ................        (98)       (174)             (296)     (2,850)
Minority interest .....................        394          95               972         275
                                          --------    --------          --------    --------
  Income before income taxes ..........      2,609       3,276             7,476      12,194

Provision for income taxes ............      1,043       1,311             2,990       4,878
                                          --------    --------          --------    --------
  Net income ..........................   $  1,566    $  1,965          $  4,486    $  7,316
                                          ========    ========          ========    ========
Net income per share:
      Basic ...........................   $    .18    $    .23          $    .50    $    .87
                                          ========    ========          ========    ========
      Diluted .........................   $    .17    $    .22          $    .48    $    .82
                                          ========    ========          ========    ========
Weighted average shares:
      Basic ...........................      8,880       8,418             8,906       8,386
                                          ========    ========          ========    ========
      Diluted .........................      9,166       8,950             9,369       8,947
                                          ========    ========          ========    ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (000's omitted)


                                                                    June 30,
                                                               -----------------
                                                                1998       1997
                                                               -------    -------
Cash flows from operating activities:
  Net income ...............................................   $ 4,486    $ 7,316
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization ........................     6,373      4,487
      Minority interest ....................................       972        275
      Other, net ...........................................       199       (511)
      Changes in operating accounts:
        Receivables, net ...................................    (5,061)    (4,172)
        Prepaid expenses and other .........................       153       (575)
        Accounts payable ...................................      (839)      (102)
        Accrued liabilities and other ......................      (964)       382
                                                               -------    -------
             Net cash provided by operating activities .....     5,319      7,100
                                                               -------    -------

Cash flows from investing activities:
  Capital expenditures .....................................    (3,969)    (2,323)
  Purchases of net assets and physician practice ...........      --         (427)
  Other, net ...............................................      (672)       568
                                                               -------    -------
             Net cash used in investing activities .........    (4,641)    (2,182)
                                                               -------    -------

Cash flows from financing activities:
  Repurchase of Company stock ..............................    (1,138)    (1,170)
  Income distributions to noncontrolling investors .........    (1,146)      (796)
  Proceeds from (paydown of) line of credit ................     3,222     (1,764)
  Principal repayments of debt .............................    (1,268)    (1,522)
  Other, net ...............................................       272        380
                                                               -------    -------
             Net cash used in financing activities .........       (58)    (4,872)
                                                               -------    -------
Net increase in cash and cash equivalents ..................       620         46
Cash and cash equivalents at beginning of period ...........     7,873      5,737
                                                               -------    -------
Cash and cash equivalents at end of period .................   $ 8,493    $ 5,783
                                                               =======    =======

     The accompanying unaudited condensed consolidated financial statements of Raytel Medical Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The adoption of this accounting standard did not affect previously reported earnings per share.

     For the three months and nine months ended June 30, 1998 and 1997, basic and diluted earnings per share are calculated as follows:

                                    For the three months    For the nine months
                                       ended June 30,          ended June 30,
                                    --------------------    -------------------
                                       1998     1997          1998      1997
                                      ------   ------         -----    -----
(000's omitted, except per share amounts)
Basic Earnings per Share:

Net income ........................   $1,566   $1,965        $4,486   $7,316
                                      ======   ======        ======   ======
Weighted average shares outstanding    8,880    8,418         8,906    8,386
                                      ======   ======        ======   ======
Per share .........................   $  .18   $  .23        $  .50   $  .87
                                      ======   ======        ======   ======

Diluted Earnings per Share:

Net income ........................   $1,566   $1,965        $4,486   $7,316
                                      ======   ======        ======   ======
Weighted average shares outstanding    8,880    8,418         8,906    8,386
Shares to be issued ...............      132      136           132      135
Options ...........................      154      317           293      334
Warrants ..........................     --         79            38       92
                                      ------   ------        ------   ------
                                       9,166    8,950         9,369    8,947
                                      ======   ======        ======   ======
Per share .........................   $  .17   $  .22        $  .48   $  .82
                                      ======   ======        ======   ======

     Certain options and warrants to purchase shares of common stock were outstanding during the three months and nine months ended June 30, 1998 and 1997, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants outstanding and their exercise prices are as follows:

                                                   For the three months                     For the nine months
                                                      ended June 30,                          ended June 30,
                                              -------------------------------          -------------------------------
                                                  1998              1997                   1998             1997
                                              ------------      -------------          ------------      -------------
     Options and warrants outstanding ......   984,999             24,731                365,208           377,339
     Range of exercise prices .............. $7.50-$13.50      $10.00-$13.50          $7.50-$13.50      $10.00-$13.50


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

      The Company's investments in two ventures ("Ventures") that operated four of the consolidated diagnostic imaging centers terminated during fiscal 1997. Revenues contributed by these ventures were $280,000 and $1,318,000 for the three months and nine months ended June 30, 1997, respectively.

      Under certain practice management contracts, revenues are recognized pursuant to long-term arrangements with physician groups under which the Company provides the physician group with a full range of services, including, but not limited to, office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. In the case of SETCA and CCMG, the Company's practice management revenues are derived from the physician groups' revenues, generally as a purchased service, except for certain physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under the above management services arrangements, the Company's practice management revenues represent approximately 56.2% and 56.1% of the revenues of the physician groups for the three months ended June 30, 1998 and 1997, respectively and approximately 54.5% and 56.1% for the nine months ended June 30, 1998 and 1997, respectively. For HFHI, the Company recognizes 100% of all medical revenue as the physicians are employees of the Company.

      On August 15, 1997, the Company acquired the stock of CVI, of New Orleans, Louisiana. CVI currently manages, owns and operates cardiovascular diagnostic facilities in Texas, Louisiana, and Florida and owns and manages a physician clinic in Florida. Total consideration for the transaction consisted of cash and transaction costs of approximately $16,980,000 and 500,000 shares of Raytel Common Stock. The contingent promissory notes in the aggregate principal amount of $820,000 were cancelled in accordance with the terms of the agreement.

      On October 9, 1997, the Company announced it had entered into an agreement with The Baptist Hospital of Southeast Texas to develop a Raytel Heart Center at the hospital. Under the agreement, Raytel will manage the heart center, which will provide a range of cardiovascular services, including diagnostic, therapeutic and patient wellness programs. Among other duties, Raytel will be responsible for the day-to-day operations of the heart center, including administrative support, information systems management and public relations activities. The Company expects to begin operations at Baptist Hospital during its fourth quarter of fiscal 1998.

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

Results of Operations

      Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

      The operations of CVI are included in the Company's Condensed Consolidated Statements of Operations since August 15, 1997, the effective date of the Company's acquisition of CVI. Accordingly, such results are included in the three month period ended June 30, 1998, but are not included in the three month period ended June 30, 1997.

      Revenues. Pacing, CEDS and Holter revenues decreased by $189,000, or 1.6%, from $11,807,000 for the three months ended June 30, 1997 to $11,618,000 for the three months ended June 30, 1998, due primarily to a slight decrease in CEDS revenue due to a combination of competitive pressures and lower reimbursement rates, partially offset by a slight increase in pacing revenue. Diagnostic imaging service revenues increased by $1,190,000, or 26.4%, from $4,510,000 for the three months ended June 30, 1997 to $5,700,000 for the three months ended June 30, 1998, due primarily to increases in revenues at certain centers due to an increase in volume, partially offset by decreased revenues due to the termination of a venture on June 30, 1997. Heart Center, practice management and other revenues increased by $7,372,000 or 214.2% from $3,441,000 for the three months ended June 30, 1997 to $10,813,000 for the three months ended June 30, 1998 due primarily to the inclusion of revenues from CVI.

      As a result of the foregoing factors, total revenues increased by $8,373,000, or 42.4%, from $19,758,000 for the three months ended June 30, 1997 to $28,131,000 for the three months ended June 30, 1998.

      Operating Expenses. Operating costs and selling, general and administrative expenses increased by $7,487,000, or 50.2%, from $14,911,000 for the three months ended June 30, 1997 to $22,398,000 for the three months ended June 30, 1998 due primarily to the inclusion of costs and expenses from CVI. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased by 4.1%, from 75.5% for the three months ended June 30, 1997 to 79.6% for the three months ended June 30, 1998. At RHCGH, operating expenses were slightly in excess of revenues for the three month periods ended June 30, 1998 and 1997.

      Depreciation and Amortization. Depreciation and amortization expense increased by $505,000, from $1,544,000 for the three months ended June 30, 1997 to $2,049,000 for the three months ended June 30, 1998, due primarily to the inclusion of CVI, but decreased as a percentage of revenues from 7.8% for the three months ended June 30, 1997 to 7.3% for the three months ended June 30, 1998.

      Operating Income. As a result of the foregoing factors, operating income increased by $381,000, or 11.5%, from $3,303,000 for the three months ended June 30, 1997 to $3,684,000 for the three months ended June 30, 1998.

      Interest Expense. Interest expense increased by $673,000, or 634.9%, from $106,000 for the three months ended June 30, 1997 to $779,000 for the three months ended June 30, 1998 due primarily to an increase in debt due to the CVI acquisition.

      Minority Interest. Minority interest increased by $299,000 or 314.7%, from $95,000 for the three months ended June 30, 1997 to $394,000 for the three months ended June 30, 1998 due primarily to the inclusion of CVI.

      Income Taxes. The provision for income taxes decreased by $268,000, or 20.4%, from $1,311,000 for the three months ended June 30, 1997 to $1,043,000 for the three months ended June 30, 1998 as a result of decreased taxable income.

      Net Income. As a result of the foregoing factors, net income decreased by $399,000, or 20.3%, from $1,965,000 for the three months ended June 30, 1997 to $1,566,000 for the three months ended June 30, 1998.

Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30, 1997.

      The operations of CVI are included in the Company's Condensed Consolidated Statements of Operations since August 15, 1997, the effective date of the Company's acquisition of CVI. Accordingly, such results are included in the nine month period ended June 30, 1998, but are not included in the nine month period ended June 30, 1997. The results of operations from the management service agreement with CCMG are included in the Company's Condensed Consolidated Statements of Operations since November 1, 1996, the effective date of the agreement. Accordingly, such results are included in the nine month period ended June 30, 1998, but are only included for eight months of the nine month period ended June 30, 1997.

      Revenues. Pacing, CEDS and Holter revenues decreased by $1,198,000, or 3.3%, from $35,778,000 for the nine months ended June 30, 1997 to $34,580,000 for the nine months ended June 30, 1998, due primarily to a combination of competitive pressures and lower reimbursement rates for CEDS. Diagnostic imaging service revenues increased by $1,701,000, or 12.7%, from $13,343,000 for the nine months ended June 30, 1997 to $15,044,000 for the nine months ended June 30, 1998, due primarily to increases in revenues at certain centers due to an increase in volume, partially offset by decreased revenues due to the termination of two Ventures in fiscal 1997. Heart Center, practice management and other revenues increased by $19,797,000, or 168.8%, from $11,725,000 for the nine months ended June 30, 1997 to $31,522,000 for the nine months ended June 30, 1998 due primarily to the inclusion of revenues from CVI.

      As a result of the foregoing factors, total revenues increased by $20,300,000, or 33.4%, from $60,846,000 for the nine months ended June 30, 1997 to $81,146,000 for the nine months ended June 30, 1998.

      Operating Expenses. Operating costs and selling, general and administrative expenses increased by $17,951,000, or 38.7%, from $46,382,000 for the nine months ended June 30, 1997 to $64,333,000 for the nine months ended June 30, 1998, due primarily to the inclusion of costs and expenses from CVI. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 76.2% for the nine months ended June 30, 1997 to 79.3% for the nine months ended June 30, 1998. At RHCGH, operating expenses were slightly in excess of revenues for the nine month periods ended June 30, 1998 and 1997.

      Depreciation and Amortization. Depreciation and amortization expense increased by $1,886,000, from $4,487,000 for the nine months ended June 30, 1997 to $6,373,000 for the nine months ended June 30, 1998 due primarily to the inclusion of CVI, and increased as a percentage of revenues from 7.4% for the nine months ended June 30, 1997 to 7.9% for the nine months ended June 30, 1998.

      Operating Income. As a result of the foregoing factors, operating income increased by $463,000 or 4.6%, from $9,977,000 for the nine months ended June 30, 1997 to $10,440,000 for the nine months ended June 30, 1998.

      Interest Expense. Interest expense increased by $1,930,000, or 539.1%, from $358,000 for the nine months ended June 30, 1997 to $2,288,000 for the nine months ended June 30, 1998 due primarily to an increase in debt due to the CVI acquisition.

      Other expense (income). Other income decreased by $2,554,000 from $2,850,000 for the nine months ended June 30, 1997 to $296,000 for the nine months ended June 30, 1998 due primarily to the Decision.

      Minority Interest. Minority interest increased by $697,000, or 253.5%, from $275,000 for the nine months ended June 30, 1997 to $972,000 for the nine months ended June 30, 1998 due primarily to the inclusion of CVI.

      Income Taxes. The provision for income taxes decreased by $1,888,000, or 38.7%, from $4,878,000 for the nine months ended June 30, 1997 to $2,990,000 for the nine months ended June 30, 1998 as a result of decreased taxable income.

      Net Income. As a result of the foregoing factors, net income decreased by $2,830,000, or 38.7%, from $7,316,000 for the nine months ended June 30, 1997 to
$4,486,000 for the nine months ended June 30, 1998.

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

Liquidity and Capital Resources

      The Company's liquidity was materially improved as a result of the completion of the initial public offering of its Common Stock in December 1995 and its receipt of $20,400,000 in net proceeds therefrom. The Company acquired certain assets and assumed certain liabilities of CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000 and acquired the stock of CVI in August 1997 for cash and transaction costs in the amount of $16,980,000. At June 30, 1998, the Company had working capital of $31,497,000, compared to $24,391,000 at September 30, 1997. At June 30, 1998,
the Company had cash and temporary cash investments of $8,493,000. At June 30, 1998, $29,183,000 was outstanding under the Company's line of credit.

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

      The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops and opens new heart centers or acquires existing heart centers, physician practices or other businesses, if any. The Company believes that its cash and cash equivalent balances, together with amounts available from bank borrowings and cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through fiscal 1999.

                           PART II. OTHER INFORMATION


       Item 6.  Exhibits and Reports on Form 8-K

       a.    Exhibits:

             The following exhibits are filed as a part of this Report:

                       Exhibit
                       Number                         Title
                       ------                         -----
                          27                 Financial data schedule


       b. Reports on Form 8-K:

              The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RAYTEL MEDICAL CORPORATION



Dated: August 7, 1998                 By:  /s/ E. Payson Smith, Jr.
                                           ------------------------
                                           E. Payson Smith, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (duly authorized officer and
                                           principal financial officer)

                                 EXHIBIT INDEX


Exhibit
  No.                              Description
-------                            -----------

  27                           Financial Data Schedule