Form 10-K
period 1998-09-30
RAYTEL MEDICAL CORP
filed 1998-12-28
CIK 1002017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934.
            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998. (FEE REQUIRED)

        [ ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934.
            FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of November 30, 1998 was $43,361,405 based on the closing sale price of the Common Stock, as reported on the Nasdaq National Market System on that day.

     The number of shares of the registrant's Common Stock outstanding on November 30, 1998 was 8,672,281.
                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            WHERE INCORPORATED
                          --------                            ------------------
Annual Report to Stockholders for
fiscal year ended September 30, 1998........................        Part II
Proxy Statement for the Annual Meeting
to be held on February 25, 1999.............................       Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

     This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 17. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Business Environment and Future Financial Results" and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "goals" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. BUSINESS

     Raytel Medical Corporation is a provider of healthcare services, focusing on the needs of patients with cardiovascular disease ("CVD"). The Company believes, based on its industry experience, that it is the leading provider of remote cardiac monitoring and testing services utilizing transtelephonic monitoring technology in the United States. The Company's goal is to integrate all of its cardiovascular services in order to become a nationwide provider of cardiac health care services. Raytel intends to accomplish this by complementing its existing nationwide cardiac telephonic testing services with a nationwide network of fixed site cardiac diagnostic and therapeutic service facilities including cardiac catheterization laboratories, heart centers and affiliated cardiology and cardiovascular physician groups. Raytel intends to develop its heart centers in affiliation with cardiology physician groups and hospitals delivering high quality patient care. Raytel believes its planned heart centers will address the cost containment pressures currently shaping the healthcare industry.

     Raytel currently manages two hospital-based heart centers, one of which is in Southern California and the second of which is in Southeast Texas. The Company also owns and operates seven freestanding cardiovascular diagnostic facilities and two hospital-based cardiac catheterization laboratories, and manages three physician practices. In addition, the Company provides outpatient diagnostic imaging services through operating and investment interests in seven freestanding imaging centers, and manages a diagnostic imaging provider network that operates in eight mid-Atlantic states.

     Raytel was incorporated in California in October 1981 under the name Ratel Labs, Inc. and changed its name to Raytel Medical Imaging, Inc. in 1983 and to Raytel Systems Corporation in 1985. In August 1987, the Company was reincorporated in Delaware under the name Raytel Systems Corporation. Following the organization of its majority-owned subsidiary Raytel Corporation in 1990, the Company changed its name to Raytel Holding Corporation. In October 1992, the Company changed its name to Raytel Medical Corporation. Unless the context otherwise requires, "Raytel" or the "Company" as used herein refers to Raytel Medical Corporation, a Delaware corporation, and its consolidated subsidiaries. The Company's executive offices are located at 2755 Campus Drive, Suite 200, San Mateo, California 94403, and its telephone number is (650) 349-0800.

RECENT CORPORATE DEVELOPMENTS

     During the fiscal year ended September 30, 1998, the Company expanded its CVD healthcare service operations and its physician practice management business through several strategic developments.

  The Baptist Hospital of Southeast Texas

     In October 1997, the Company entered into an agreement with The Baptist Hospital of Southeast Texas. Pursuant to this agreement, the Company undertook the management of the existing cardiac catheterization facility located at the hospital and the development of a portion of the hospital as the Raytel Heart Center at Baptist Hospital, which began operations in September 1998.

  Acquisition of C.M. Cardiac Monitoring, Inc.

     In June 1998, the Company acquired all of the assets of C.M. Cardiac Monitoring, Inc. ("CMI"). CMI provides transtelephonic pacemaker and arrhythmia testing services.

  Granada Hills Community Hospital

     In September 1998, the Company entered into a revised management consulting agreement with Granada Hills Community Hospital under which the Company will manage the heart program at the hospital, including the existing cardiac catheterization facility located at the hospital.

  Development Agreements with St. Jude Medical, Inc.

     In June 1997, the Company entered into a licensing and joint development agreement with Pacesetter, a wholly owned subsidiary of St. Jude Medical, Inc. ("St. Jude") for the development of a monitoring device for its new pacemaker product. In November 1998, the Company entered into an exclusive agreement with Ventritex, Inc., a wholly owned subsidiary of St. Jude to complete the development of the Housecall(TM) dedicated transtelephonic system for monitoring Ventritex's implantable cardioverter defibrillators ("ICDs") and to monitor all of Ventritex's existing Housecall(TM) ICD patients.

OVERVIEW OF CARDIOVASCULAR DISEASE AND ITS TREATMENT

     Cardiovascular disease is the leading cause of death in the United States and represents the highest percentage of hospital patient days of stay. CVD is a category of illnesses that generally develop progressively, and in many cases asymptomatically, over a number of years. As a result, CVD frequently goes undiagnosed until the patient suffers an acute episode such as a stroke or heart attack. CVD manifests itself in a number of disease states, such as atherosclerosis, electrophysiological defects, valvular dysfunction, congestive heart failure, hypertension and congenital defects. Based upon 1995 data, the American Heart Association (the "AHA") estimates that approximately 58.2 million people in the United States suffer from one or more forms of CVD. According to the 1995 estimates, CVD claimed approximately 960,000 lives in 1995, representing 41.5% of all deaths, and of that total, coronary heart disease (heart attack) caused approximately 481,000 deaths in the United States during 1995 -- the single leading cause of death in the U.S. Due to the aging of the United States population, the Company believes that the need for medical services to diagnose and treat CVD will continue to increase significantly in the future.

BUSINESS STRATEGY

     Raytel's objective is to be a vertically integrated provider of CVD services through a network of therapeutic and diagnostic facilities, complimented by its cardiac transtelephonic monitoring and testing services. The Company is pursuing this objective through the following strategies:

     Focus on Establishment of Heart Centers. Raytel is establishing heart centers designed to coordinate or provide quality, integrated CVD services on a cost-effective basis. The Company believes that these heart centers will offer substantial benefits over the traditional healthcare delivery system to all of the constituencies involved in CVD care. Patients will benefit from the convenience of dealing with a single entity administering their CVD management needs and providing many services at a single location. Referring physicians will benefit from simplified referral patterns and more consistent patient treatment. Cardiologists and other professionals affiliated with the centers will benefit from local access to a wider range of complementary specialists and diagnostic equipment as well as management, marketing and administrative resources. The Company believes that its heart centers will be able to offer more integrated services at a lower cost than traditional providers, thus addressing the cost containment objectives of managed care plans and other third-party payors. All of these constituencies will benefit from improved accountability.

     Leverage Expertise and Existing Businesses. Raytel has significant experience in providing diagnostic and monitoring services to CVD patients and in acquiring and operating geographically dispersed healthcare service businesses. The Company believes that the expertise it has acquired through the management and operation of these businesses has been and will continue to be a benefit to Raytel as it moves forward with the development of heart centers.

     Develop Affiliations with Providers. Raytel develops its heart centers on a regional basis, in cooperation with cardiology groups and hospitals with a reputation for the delivery of high quality services among referring primary care physicians and the general population in the communities that they serve. As part of its strategy to create a flexible format for its heart centers, the Company establishes relationships with cardiovascular and thoracic surgeons and other specialists who perform invasive therapeutic procedures not offered at the heart center in order to create consistent referral patterns and assure the seamless delivery of quality service throughout the continuum of cardiac care.

     Expand Managed Care Relationships. The Company believes that interaction with managed care organizations will become an increasingly important element in the provision of cardiac care, including care for Medicare patients, and that third-party payors will increasingly prefer to contract with providers offering a wide range of cardiovascular services provided on a multistate or regional basis. Raytel actively markets its existing healthcare services to managed care plans and provides value added services, such as specialty clinics including lipid management, chest pain clinics and congestive heart failure clinics, to such organizations. The Company utilizes its experience in working with managed care plans to market the services of its heart centers to such organizations.

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

RAYTEL CARDIOVASCULAR FACILITIES

     One of the elements of Raytel's strategy is the development and operation of heart centers that will coordinate or provide integrated CVD services to patients, including management of the patient's diagnostic, therapeutic and follow-up needs. The Company anticipates that each heart center will include one or more of the following capabilities: a cardiac catheterization laboratory, specialized diagnostic equipment, examination and consultation rooms, an operating room, cardiac care units or intensive care units, patient beds and monitoring equipment. Personnel at the heart center will perform diagnostic services, coordinate therapeutic care with affiliated physicians and/or hospitals, conduct post-therapeutic follow-up programs and enroll patients in cardiac monitoring and testing programs.

     The Company currently operates two catheterization laboratories within licensed acute care hospitals, has completed the construction of a diagnostic catheterization laboratory in Fremont, California, which is awaiting licensing by the California Department of Health Services (See Item 3. Legal Proceedings), and operates eight additional freestanding diagnostic cardiovascular facilities, one of which is associated with a multi-specialty medical practice in Florida. Four of the seven cardiovascular diagnostic facilities are located in Texas, two are located in Louisiana and one is located in Maryland. A cardiovascular diagnostic facility located in Maryland and formerly operated by CVI was closed and ceased operations in March 1998.

     In September 1998, the Company entered into a revised 10-year management consulting agreement with Granada Hills Community Hospital ("GHCH") in Southern California under which it is managing an on-site heart center. In October 1997, the Company entered into a 10-year agreement with The Baptist Hospital of Southeast Texas in Beaumont, Texas. Pursuant to this agreement, the Company developed and manages a fully integrated heart center with a cardiac catheterization laboratory. In addition, Raytel is evaluating opportunities for the development and acquisition of additional heart centers.

  The Raytel Heart Center Approach

     The Company plans to organize an integrated delivery system for cardiovascular services in each region in which it develops a heart center. Raytel heart centers will be designed and developed on a region-by-region basis to maximize the available resources and address the specific needs of each community served. The structure of the heart centers will be flexible to permit the Company to proactively respond to the restructuring of the healthcare system as it occurs. The Company prefers to develop its heart centers in conjunction with academic medical centers, established hospitals and cardiology specialists. In certain cases, the Company may coordinate its integrated delivery system by acquiring the assets of cardiology practices and negotiating long-term agreements to provide management services to such practices. The cardiovascular facilities are usually located on hospital premises or in freestanding facilities in close proximity to the hospitals. The cardiovascular facilities will be designed to enable affiliated cardiologists and cardiovascular surgeons to perform a comprehensive range of diagnostic procedures on site. Therapeutic procedures will generally be performed by physicians either at the affiliated hospital or the heart center. Post-therapeutic monitoring and follow-up programs will be offered through the Company's cardiac monitoring services and through on-site programs to be developed by the Company in conjunction with its physician and hospital affiliates.

     The Company believes that the heart centers and the related integrated delivery systems will be well positioned in their local markets to capture patients enrolled in HMOs and other managed care programs, as well as patient referrals from local primary care physicians and the heart centers' affiliated hospitals.

  Cardiovascular Diagnostic Facilities

     The Company operates four hospital-based cardiac catheterization laboratories and eight free-standing cardiovascular diagnostic facilities (the "Cardiovascular Diagnostic Facilities"). Cardiac catheterization utilizes catheters and sophisticated diagnostic instruments to evaluate the functioning of the heart and the coronary arteries. A narrow, flexible tube, or catheter, is inserted through a main artery in the leg or arm and guided into the patient's coronary arteries, where a cardiologist can use the catheter to perform various tests to diagnose the nature and extent of the patient's coronary artery disease.

     The Cardiovascular Diagnostic Facilities are located in Texas, Louisiana, Florida and California. At each Cardiovascular Diagnostic Facility, the Company provides the facilities, equipment, supplies and support personnel necessary for the cardiologist to perform interventional cardiac imaging and peripheral therapeutic procedures. In three of the Cardiovascular Diagnostic Facilities, the Company also provides nuclear cardiology diagnostic services. Seven of the Cardiovascular Diagnostic Facilities are owned by limited partnerships, and the Company, through a separate wholly-owned subsidiary for each limited partnership, serves as the corporate general partner which acts as the day-to-day manager of each facility. The Company owns a majority interest in six of the facilities and owns 100% of the Florida facility. The limited partnerships have a term of 20 years or more in all but one facility and that one expires on December 31, 2001.

     Two of the hospital-based Cardiovascular Diagnostic Facilities are located in Texas. Each is operated under contracts with the respective hospitals under which Raytel provides equipment, technical staff and certain management and administrative services. The hospitals provide space for the facility within the hospital, all supplies, and credentialing of physicians. The Company receives a fee from the hospital on a per procedure basis, with a guaranteed minimum monthly payment. One contract expires in January 1999, and the other contract expires in February 2000. In addition to diagnostic catheterization procedures, one of these facilities currently performs pacemaker installations, peripheral vascular angioplasty and peripheral stent installations. There can be no assurance that the Company will be successful in negotiating extensions of the terms of the contracts.

     Physicians practicing at the Cardiovascular Diagnostic Facilities are not obligated to refer patients to or practice at these facilities and in many cases also practice at nearby hospitals.

  Northern California Heart Center

     In January 1996, the Company initiated the development of a diagnostic cardiac catheterization facility (the "Northern California Heart Center") in Fremont, California. In November 1996, the Company completed the construction of the facility. In September 1997, the regional office of Licensing and Certification of the California Department of Health Services denied the request for a license to operate the facility. The Company has filed an administrative appeal of the decision by the regional office and the status of the appeal is still pending. In addition, the Company filed a Petition for Writ of Mandate requesting that the Superior Court of California order the Department of Health Services to issue the appropriate license. The Superior Court denied the Company's request for a Writ of Mandate and returned the matter to the administrative appeals office of the Department of Health Services. In December 1997, the Company filed an appeal of the Department's decision denying the application for the appropriate license to operate the facility. In July 1998, the Company and the Department presented the case to an administrative law judge. Final briefs were submitted during November 1998 and a final decision of the administrative law judge is expected in early 1999. (See Item 3. Legal Proceedings) There can be no assurance that the Company will be able to obtain such licensure or any additional licenses that may be required to expand the services offered at the facility.

  Raytel Heart Center at Granada Hills Community Hospital

     In September 1998, the Company entered into a revised agreement with GHCH, in the San Fernando Valley north of Los Angeles, pursuant to which Raytel manages an integrated heart center located on the premises of the hospital. Granada Hills Community Hospital is a general acute care hospital. The hospital's heart program includes cardiac catheterization procedures, stress testing, ultrasound and other diagnostic services, cardiovascular and cardiothoracic surgical procedures and cardiac rehabilitation programs.

     Under the revised agreement, the Company is responsible for supervising and coordinating all day-to-day operations of the heart center, including administrative support and on-site management. The Company is also primarily responsible for marketing and public relations activities and assists the hospital in the negotiation and administration of contracts with managed care organizations and other third-party payors and in its compliance with Medicare coverage and accreditation requirements and governmental licensing and certification matters. All medical services at the facility are the responsibility of the hospital and its medical staff. In December 1997, the Company filed a demand for arbitration pursuant to the terms of the original agreement with GHCH requesting that an independent arbitrator order GHCH to comply with the provisions of the agreement (See Item 3. Legal Proceedings). In connection with the execution of the revised agreement, the Company and the hospital resolved the arbitration claims and counter-claims, and withdrew their respective demands for arbitration.

     Through an affiliated medical group, the Company and GHCH entered into an exclusive agreement for Raytel to be the exclusive provider of cardiac surgery services at the hospital and to manage the hospital's cardiovascular surgery program. The Company has entered into an agreement with a leading cardiothoracic surgeon to provide the cardiac surgery services at the hospital. The initial term of the agreement coincides with the term of the management consulting agreement with the hospital to manage the heart program. The affiliated medical group is owned by F. David Rollo, M.D., who serves as the Company's Executive Medical Director. The Company, through a subsidiary, provides management services to the medical group.

  Raytel Heart Center at The Baptist Hospital of Southeast Texas

     In October 1997, the Company entered into an agreement with The Baptist Hospital of Southeast Texas in Beaumont, Texas. Pursuant to the agreement, Raytel developed certain facilities and manages an integrated heart center located on the premises of the hospital. The Baptist Hospital is a general acute care hospital. The hospital's heart program includes cardiac catheterization procedures, stress testing, ultrasound and other diagnostic services, cardiovascular and cardiothoracic surgical procedures and cardiac rehabilitation programs. The heart center is presently being operated on an interim basis while the parties assess the impact of proposed regulations published by the Health Care Financing Administration and a revenue ruling published by the Internal Revenue Service on certain economic and legal provisions contained in the agreement.

RAYTEL PHYSICIAN PRACTICE MANAGEMENT

     The Company expanded its physician practice management business during fiscal 1997 through its acquisitions of certain non-medical assets of cardiology practices in Beaumont, Texas, and Granada Hills, California. Through its acquisition of CVI in August 1997, the Company acquired a 20-physician multi-specialty medical group, which focuses on cardiology, located in Port St. Lucie, Florida.

RAYTEL CARDIAC MONITORING AND TESTING SERVICES

     The Company is the largest provider of cardiac monitoring and testing services in the United States utilizing transtelephonic pacemaker monitoring ("TTM"), cardiac event detection ("CEDS") and Holter monitoring technologies. The Company believes that its TTM-based services are the most cost-effective means of testing the performance of implanted cardiac pacemakers and detecting symptoms of transient arrhythmias.

  Pacemaker Monitoring

     The Company believes, based on its industry experience, that it is the largest provider of transtelephonic pacemaker monitoring services in the United States, currently serving over 80,000 patients with implanted pacemaker systems.

     Pacemaker systems are designed to assist the human heart in maintaining an adequate pumping rate. A pacemaker is an electronic device that is implanted in the patient and is designed to monitor and, if necessary, to stimulate the patient's heartbeat. As it senses the heart's failure to respond to normal physiologic signals, the pacemaker emits electrical pulses directly into the atrium and/or the ventricle of the heart, causing the heart muscle to contract and pump blood through the patient's body. A pacemaker system consists of the generator which includes the device and a battery and the leads from the device to the patient's heart.

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

     Each patient is tested on a schedule recommended by his or her prescribing physician with such prescription updated annually. The Company generates most of its pacemaker monitoring revenues from reimbursement by Medicare and payors of supplemental Medicare benefits. Patients are typically tested between three and twelve times per year. The Company is reimbursed for pacemaker monitoring services on a per-call basis. Routine pacemaker testing is performed in accordance with a prearranged, computer generated schedule. A trained technologist telephones the patient and requests that the patient initiate transmission of ECG data which is received by recorders in one of the Company's technical operations centers. Once a continuous graph displaying the rhythm of the heart and the pacemaker is generated, this data is interpreted by the technologist to determine the status of the implanted pacemaker and its relationship to the patient's cardiac rhythm. If problems with the pacemaker system are noted or a serious abnormality is detected, including an abnormality in the heart's own rhythm (an arrhythmia), the patient's physician is notified immediately by telephone. After each test, the results are promptly reviewed by a supervising technologist and a cardiologist and a written report is mailed to the patient's physician.

  Cardiac Event Detection Service

     The Company operates the Cardiac Event Detection Service ("CEDS"), which tests and documents transtelephonically an ambulatory patient's cardiac rhythm irregularities while the patient is experiencing symptoms. CEDS testing aids in the diagnosis of transient cardiac arrhythmias, including atrial and ventricular abnormalities, such as tachycardia, which causes the heart to beat at an abnormally rapid and potentially life threatening rate. During its fiscal year ended September 30, 1998, Raytel tested over 37,000 patients for potential transient arrhythmic events. The Company believes, based on its industry experience, that it is the largest provider of these services in the United States.

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

  Holter Monitoring Services

     The Company believes, based on its industry experience, that it is the largest provider of Holter monitoring services in the United States, currently serving over 51,000 patients annually. The Company processed approximately 70,000 Holter monitoring tapes during fiscal 1998. Holter monitoring tests and documents an ambulatory patient's cardiac rhythm irregularities while the patient is fitted with a recording device, with leads attached to the patient's chest, typically for a single 24-hour period. Should Holter monitoring or other testing procedures fail to detect an arrhythmia event in a symptomatic patient, the patient's physician often will refer the patient to an event detection service such as CEDS.

  Implantable Cardioverter Defibrillators

     Pursuant to an exclusive agreement signed in November 1998 with St. Jude Medical, the Company will complete the development of the Housecall(TM) dedicated transtelephonic system for monitoring Ventritex implantable cardioverter defibrillators ("ICDs"). These ICDs are designed and manufactured by St. Jude Medical's California-based Cardiac Rhythm Management Division. ICDs are pacemaker-like devices that can sense ventricular tachyarrhythmias (life-threatening fast heart rates) and automatically deliver an electrical shock to restore a normal rhythm. Currently, patients with ICDs must return to the physician's office on a routine basis in order to have the ICD's battery tested and for an examination of the ICD system integrity. The number of times the ICD was activated is also monitored. The Housecall(TM) system will reduce the frequency of physician office visits by extending the transtelephonic monitoring procedures presently used for pacemakers to ICDs. The new system will enable trained technicians to interrogate the device's memory and transmit both stored data as well as real-time clinical and technical information on the patient's cardiac activity and ICD status. The test results are interpreted by trained technicians and a comprehensive report is communicated to the patient's physician for clinical evaluation.

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

     The Company maintains a rigorous quality assurance program. Board-certified cardiologists direct the Company's technologists with special training in the fields of cardiac pacing and electrophysiology. Each pacemaker-monitoring test is separately reviewed by a supervising technologist and a cardiologist. CEDS transmissions and Holter test results are evaluated by technologists under the supervision of cardiac care nurses and cardiologists. In order to comply with certain requirements of new federal regulations regarding independent diagnostic testing facilities (See Government Regulation), the State of Connecticut has approved Raytel's training program for college credit toward a bachelor of science degree within the Connecticut state university system.

DIAGNOSTIC IMAGING SERVICES

     The Company provides outpatient diagnostic imaging services through operating and investment interests in seven freestanding imaging centers (the "Imaging Centers"). The Company also operates the Raytel Imaging Network, a specialized preferred provider network currently consisting of 475 independent imaging centers located from Virginia to New York, including five centers owned and managed by the Company.

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

  Raytel Imaging Centers

     The Imaging Centers are located in four states. All of the Imaging Centers offer MRI services, and four offer other imaging modalities. The Company owns four of the Imaging Centers and holds its interests in the other three through investments in limited partnerships (the "Ventures"), to which the Company provides management services, including data processing, billing and collection, accounting, marketing services and operational supervision. The Ventures have terms that expire between 1999 and 2026.

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

  Raytel Cardiac Monitoring and Testing Services

     The Company markets its cardiac monitoring and testing services nationwide by using regional sales managers coordinating the activities of approximately 400 sales representatives who are employees of the pacemaker equipment manufacturers. The sales organization is supported by the Company's customer service and telemarketing personnel. Raytel works closely with all major pacemaker manufacturers and has agreements with certain manufacturers for the distribution of the Company's services through the direct sales forces of the manufacturers. The Company's sales force works closely with the approximately 12,000 physicians currently prescribing the Company's pacemaker monitoring services.

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

  Raytel Heart Centers and Cardiovascular Diagnostic Facilities

     The Company markets the services of its Cardiovascular Diagnostic Facilities using the basic approach employed with the Imaging Centers. Each facility undertakes marketing activities specifically structured for its local or regional market. The manager of each facility initiates and maintains contact with local referring physicians. The Company's central sales organization supports the local selling effort with marketing materials and assistance in the development of clinical outreach programs designed to make the capabilities of the center available to underserved segments of the community. The center manager coordinates local physician contacts with the Company's cardiac monitoring and testing sales force to cross-sell the Company's transtelephonic pacemaker monitoring, Holter monitoring and cardiac event detection services. The Company's central sales group negotiates contacts with managed care organizations. This group also assists the center manager in addressing the needs of such organizations.

  Raytel Physician Practice Management Services

     The Company markets services of the physician practices it manages through a team approach tailored to the needs of each physician practice, in the same fashion used to market the services of the Imaging Centers and its heart centers and Cardiovascular Diagnostic Facilities.

BILLING AND COLLECTION

     The Company's cardiac monitoring and testing operations generate a high volume of relatively low-cost services delivered to patients living throughout the United States. The Company derives substantially all of its transtelephonic pacemaker monitoring, cardiac event detection services, and Holter monitoring revenues from Medicare and other third-party payors and, in most cases, renders bills to at least two payors for each procedure. In the year ended September 30, 1998 the Company generated more than one million bills to Medicare and other third-party payors related to these businesses. Accordingly, the Company's success in these businesses is substantially dependent upon the efficiency of its billing and collection systems.

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

     Reimbursement rates vary depending on the type of third-party payors. Changes in the composition of third-party payors from higher reimbursement rate payors to lower reimbursement rate payors could have an adverse effect on the Company's operating results. In addition, the Company anticipates that it may increasingly offer its services to third party payors on a capitated or other risk-sharing basis. To the extent that patients or enrollees covered by a risk-sharing contract require more frequent or extensive services than is anticipated by the Company, the revenue derived from such contract may be insufficient to cover the costs of the services provided. Insufficient revenue under capitated or other risk-sharing contracts could have a material adverse effect on the Company's business, financial condition or operating results.

GOVERNMENT REGULATION

     The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, the scrutiny of methods and levels of payment of healthcare providers and companies is increasing.

     On August 5, 1997, President Clinton signed the Balanced Budget Act of 1997 ("BBA") into law. Two of the areas affected most profoundly by this law are (1) fraud and abuse, and (2) the effort of the federal government to use its purchasing power to expand health care options for Medicare beneficiaries while using pressure from increased competition to control costs. The fraud and abuse provisions build on many of the provisions that were enacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). In addition to the specific changes, the fraud and abuse provisions of the BBA signify an apparent shift to the Office of the Inspector General of the Department of Health and Human Services (the "OIG") of not only enforcement power, but policy-making authority as well. In addition, the BBA broadened the authority for the HCFA to enter into contracts for providing managed care to Medicare beneficiaries by expanding the type of managed care options available to Medicare beneficiaries.

     On October 31, 1997, the Secretary of the Department of Health and Human Services ("HHS") published final regulations implementing a number of changes proposed in June 1997. One of the changes replaced the independent physiological laboratory ("IPL") with the creation of the independent diagnostic testing facility (the "IDTF"). An IDTF is a diagnostic facility, distinct from a physician's office or hospital, which does not directly use test results to treat patients. The facility exists to perform diagnostic testing procedures. The Company's cardiac monitoring and testing services currently operate as an IPL. The original implementation date was postponed until March 1999, and the Company is in the process of replacing all of its designations as an IPL with the new designation as an IDTF, as required by the new regulations.

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

     The Company's existing cardiac monitoring and testing services derive a substantial portion of its revenue from the Medicare program. The Company's heart centers, diagnostic imaging, and Cardiovascular Diagnostic Facilities also derive a substantial portion of their revenue from payments made under the Medicare program, and the Company anticipates that future facilities and services will also derive significant revenues from these sources. In order to participate in this program, a newly-developed facility must be certified after officials administering the Medicare program in the state where the facility is located, or their designees, have conducted a survey of the facility, a process that cannot commence until the facility opens and begins providing services to patients. Once a facility is certified, it will be reimbursed by Medicare for services performed from the date on which a satisfactory survey is conducted in connection with the certification of the facility or such later date as an acceptable plan is submitted to correct any deficiencies noted in the survey. The Company expects that delays in the certification process may occur and may increase with the funding limitations being imposed on certifying authorities. Combined with the billing and collection cycle for Medicare reimbursement that all healthcare facilities experience, these delays could result in a three to six month working capital deficiency during the start-up phase for newly developed cardiac centers. These working capital deficiencies will have to be funded by the Company through working capital advances to the facilities using funds provided by operating or financing activities.

  The Stark Law and Medicare Fraud and Abuse Laws

     The Company is subject to a variety of laws and regulations governing the referral of patients to facilities with whom the referring physician has a financial relationship.

     Subject to certain exceptions, physicians who have a financial relationship with an entity providing healthcare services are prohibited by federal law (the "Stark Law") from referring or admitting patients to that entity for the provision of certain designated services reimbursable under Medicare or Medicaid, as well as certain other federally assisted state healthcare programs. The entity providing healthcare services is also prohibited from presenting, or causing to be presented, a claim or bill for the designated services furnished pursuant to a prohibited referral. Possible sanctions for violations of the Stark Law include civil monetary penalties, exclusion from the Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibition. The Stark Law prohibits a physician who owns stock of a company from referring patients to the medical facilities in which such company has an ownership interest unless such Company's stockholders' equity exceeds $75.0 million.

     On January 9, 1998, the Health Care Financing Administration ("HCFA") published proposed rules implementing the Stark Law. The regulations have been published in proposed form and HCFA has solicited comments on the proposed regulations. The proposed regulations do not have the force of law, but they do provide information regarding the views of enforcement agencies, such as the Office of Inspector General.

     The Stark Law was originally enacted in December 1989, and prohibited a physician (or an immediate family member of a physician), with a financial relationship with a clinical laboratory from making a referral to the clinical laboratory for the furnishing of clinical laboratory services for which payment otherwise would be made by the Medicare program. In 1993, the Stark Law was amended to expand the referral prohibition to apply to certain "designated health services." The 1993 amendments are commonly referred to as "Stark II." Two years later, in 1995, HCFA issued regulations, but these applied only to the original 1989 Stark Law. The recently promulgated regulations apply to the Stark II Law.

     Generally, the Stark Law prohibits physicians from referring Medicare patients to facilities for "designated health services" if the physician (or immediate family member of the physician) has a financial arrangement with the entity, unless the arrangement fits within an exception. The definition of designated health services specifically includes radiology services, including MRI, CT, ultrasound and nuclear medicine. However, the regulations specifically exclude "invasive" radiology, which includes cardiac catheterization, PTCA and similar imaging modalities used to guide a needle, probe or catheter accurately. Thus, the Stark Law does not prohibit physician ownership of an entity or facility which provides "invasive" radiology, such as cardiac catheterization services provided at the Cardiovascular Diagnostic Facilities.

     In addition to the limitations of the Stark Law, a number of states have laws which apply to referrals made for services reimbursed by all payors, and not simply Medicare or Medicaid. Some of these laws may extend to the services furnished by medical facilities in which the Company has an ownership interest and, absent the availability of an exception under such laws, could prohibit physicians with ownership interests in the Company from referring any patients to such facilities.

     The Company is also subject to the illegal remuneration provisions of the federal Social Security Act and similar state laws ("Fraud and Abuse Laws") which collectively impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state or private programs. The courts and the OIG have stated that the Fraud and Abuse Laws are violated where even one purpose, as opposed to a primary or sole purpose, of the arrangement is to induce referrals. Violations of the Fraud and Abuse Laws are punishable by criminal or civil penalties, which may include exclusion or suspension of the provider from future participation in the Medicare, Medicaid and similar state and federal programs, as well as substantial fines. The federal government has published exemptions, or "safe harbors," for business transactions that will be deemed not to violate the federal Fraud and Abuse Laws. Although satisfaction of the requirements of these safe harbors provides protection from criminal prosecution or penalties under the federal anti-kickback legislation, failure to meet the safe harbors does not necessarily mean a transaction violates the statutory prohibitions. Due to the breadth of the statutory provisions of the Fraud and Abuse Laws and the absence of definitive regulations or court decisions addressing the type of arrangements by which the Company and its affiliated entities conduct and will conduct their business, from time to time certain of their practices may be subject to challenge under these laws. In October 1995, Congress passed a bill that would extend the prohibitions of the Fraud and Abuse Laws to all third-party payors, governmental and private. In the HIPAA and BBA, Congress expanded the government fraud and abuse controls in a number of ways and added a provision for obtaining advisory opinions from the OIG regarding physician self-referral compliance with the Stark Law.

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

  Certificates of Need and Other Licensing Requirements

     Certain states in which the Company operates or may operate in the future prohibit the establishment, expansion or modification of certain healthcare facilities and the services provided at such facilities, including heart centers, catheterization laboratories and diagnostic imaging centers, without first obtaining a certificate of need ("CON") or comparable license from the appropriate state regulatory agency. In addition to any CON or comparable licensing requirements that may apply, heart centers, catheterization laboratories and diagnostic imaging centers developed or operated by the Company may also be required to comply with other licensing requirements, which vary from state to state. Obtaining CON approval or comparable licensing is typically an expensive and lengthy process and may involve adversarial proceedings initiated by competing facilities or taxpayer groups. The existence of these laws or future legislation changing these laws may make it more difficult or prohibitive for the Company to develop heart centers, catheterization laboratories or other diagnostic facilities, maintain existing facilities or expand the services provided at such facilities or its other diagnostic imaging facilities.

     Under current California regulations, the performance of cardiac catheterization procedures is generally restricted to licensed general acute care hospitals. In 1996, the Company applied for a license for its freestanding cardiac catheterization laboratory in Fremont, California under a pilot program. Although this pilot program was repealed in 1993, the Company believes that it meets all of the requirements for the granting of a license, because the entity holding the permit for such a facility was in active status as of December 31, 1993. In September 1997, the regional office of the California Department of Health Services notified the Company by letter dated September 8, 1997 that its application for the license was denied. In December 1997, the Company filed an appeal of the Department's decision and filed a Petition for Writ of Mandate requesting that the Superior Court of California order the Department of Health Services to issue the appropriate license. The Superior Court denied the Company's request for a Writ of Mandate and returned the matter to the administrative appeals office of the Department of Health Services. In July 1998, the Company and the Department presented the case to an administrative law judge. Final briefs were submitted in November 1998 and a final decision of the administrative law judge is expected in early 1999. There can be no assurance that the court will enter the order requested by the Company or that the Company will be successful in its appeal of the decision denying the application. If the Company cannot obtain such license, it is uncertain under current California regulations whether the Company could otherwise separately obtain a license to operate a free standing catheterization laboratory.

     The Company from time to time is required to upgrade or modify its facilities in order to maintain its licenses. In many states, a facility, such as a free-standing heart center, must be completed before a license will be issued allowing the facility to operate, and even once the facility is built there can be no assurances that a license or certification for operations will be issued by the appropriate government agency.

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

MEDICAL MALPRACTICE INSURANCE

     In general, the Company does not, itself, engage in the practice of medicine and requires physicians performing medical services at its facilities to maintain medical malpractice insurance. In the case of HIPSL, a wholly owned subsidiary, the Company employs approximately 20 physicians, who are performing medical services as members of a multi-specialty medical group. The other licensed professionals in this practice, such as registered nurses, nurse practitioners and technicians, perform their professional duties under the direct supervision of the physicians. With the exception of the physician employees of HIPSL, the Company's employees do not practice medicine. However, certain of its employees are or will be involved in the delivery of healthcare services to the public under the supervision of physicians. To protect the Company from medical malpractice claims, including claims associated with its employees' activities, the Company, or the Ventures for which the Company serves as general partner, maintains professional liability and general liability insurance on a "claims made" basis in amounts deemed appropriate by management based upon the nature and risks of the Company's business. Such policies provide malpractice coverage in the amount of $1 million per occurrence with an aggregate limit of $3 million. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims. In addition, there can be no assurance that the Company will be able to obtain such insurance on commercially reasonable terms in the future.

COMPETITION

     The healthcare service businesses in which the Company is currently engaged are highly competitive. The restructuring of the healthcare system is leading to rapid consolidation of the existing highly fragmented healthcare delivery system into larger and more organized groups and networks of healthcare providers. The Company expects competition to increase as a result of this consolidation and ongoing cost containment pressures among other factors. In executing its business strategy, the Company competes with management services organizations, for-profit and nonprofit hospitals, HMOs and other competitors that are seeking to form strategic alliances with physicians or provide management services to physicians or to diagnostic and therapeutic facilities owned by such physicians. In operating its heart centers, the Company encounters competition from physician groups, general acute care hospitals and freestanding and hospital-based cardiac care facilities located in the same markets.

     The Company's cardiac monitoring and testing programs compete with a number of smaller, regional commercial entities as well as hospitals, clinics and physicians who generally provide these services as an adjunct to their primary practice. Principal competitive factors are the availability and quality of service. The Company believes that it competes favorably with most of its smaller competitors based on its 24-hour a day, seven-day a week service, specialized technical staff and sophisticated billing and collection system. Certain of its competitors, including local physicians and hospitals, may have certain competitive advantages over the Company based upon their direct relationships with patients.

     Cardiac catheterization and other cardiac diagnostic and therapeutic procedures, as well as diagnostic imaging procedures, are performed in hospitals, private physicians' offices, clinics operated by group practices of physicians and independent catheterization facilities. Although the Company and its affiliates operate in locations throughout the United States, competition focuses on physician referrals at the local market level. Principal competitors in each of the Company's markets are hospital and physician affiliated facilities, some of which may have greater financial and other resources than the Company, more experience and greater name recognition than the local managers and physicians associated with the Company's Imaging Centers, Cardiovascular Diagnostic Facilities and Catheterization Laboratories, or better ties to the local medical community. Successful competition for referrals is a result of many factors, including quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and, increasingly, relationships with managed care programs. Other independent companies (including some which have substantially greater financial and operating resources than the Company) are in the business of establishing facilities similar to the facilities in which the Company has or may obtain interests and providing management services to such facilities.

EMPLOYEES

     As of November 30, 1998, the Company employed approximately 849 full time equivalent employees. None of the Company's employees are covered by collective bargaining contracts.

ITEM 2. PROPERTIES

     The principal operations of the Company and its subsidiaries are conducted at facilities located in Windsor, Connecticut; New York, New York; Haddonfield, New Jersey; San Mateo, California; and Port St. Lucie, Florida. The Windsor facility, consisting of approximately 33,000 square feet, is occupied under a lease expiring in July 1999. In August 1997, the Windsor facility was expanded by the addition of approximately 8,500 square feet in an adjoining building that is occupied under a lease expiring in November 2002. The New York facility, consisting of approximately 23,300 square feet, is occupied under a lease expiring in September 2001. The Haddonfield facility, consisting of approximately 11,000 square feet, is occupied under a lease expiring in June 1999. The San Mateo facility, consisting of approximately 2,400 square feet, is occupied under a lease expiring in May 2003. The Port St. Lucie facility, consisting of approximately 28,680 square feet, is occupied under a lease expiring in December 2002. In addition, through seven of its consolidated Imaging Centers, the Company leases a total of approximately 31,000 square feet in facilities located in New York, New Jersey, California and Pennsylvania. Through its acquisition of CVI in August 1997, the Company acquired eight Cardiovascular Diagnostic Facilities in Texas, Louisiana, Maryland and Florida. The joint ventures that operate the Cardiovascular Diagnostic Facilities lease a total of approximately 89,000 square feet in these facilities. The Company generally considers its properties to be in good condition and suitable for the Company's anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     In September 1997, the California Department of Health Services denied the Company's application for a license to operate a freestanding diagnostic catheterization facility in Fremont, California. The Company filed an administrative appeal requesting that the Department of Health Services reconsider the denial of the application by the regional office of Licensing and Certification. In addition, in November 1997, the Company filed a Petition for Writ of Mandate requesting that the Superior Court of the State of California for the County of Sacramento order the Department of Health Services to issue the appropriate license, or in the alternative, to find that the Department of Health Services lacks jurisdiction to regulate the operation of the diagnostic catheterization facility. The Court denied the Company's Petition for a Writ of Mandate and remanded the case the administrative law office of the Department of Health Services. In July 1998, the Company and the Department presented their case to an administrative law judge. Final briefs were filed in November 1998 and the judge is expected to enter her decision in early 1999.

     In December 1997, the Company filed a demand for binding arbitration pursuant to the terms of its 10-year agreement with GHCH requesting that an independent arbitrator order GHCH to comply with the provisions of the agreement. In response, the hospital filed its own claim for arbitration. In connection with the execution of a revised management services agreement in September 1998, the parties resolved their dispute and withdrew their respective demands for arbitration.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to information set forth under the heading "Stock Data Nasdaq Symbol: RTEL" on page 30 of the Company's 1998 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information set forth under the heading "Five Year Financial Summary" on page 5 of the Company's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 12 of the Company's 1998 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not hold any marketable equity securities, foreign currencies, or derivative financial instruments in its investment portfolio. At the end of the fiscal year 1998, the Company did not hold any investments that are subject to interest rate risk, except for approximately $1,610,000 in investment grade commercial paper with maturities of less than 60 days. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. However, because commercial paper has such short maturities, the Company has the ability to hold its fixed income investments until maturity. Therefore, the Company would not expect to recognize an adverse impact in income or cash flows if there were an increase or decrease in interest rates. The Company has not issued any debt securities other than promissory notes with fixed interest rates in connection with certain acquisitions, and therefore does not have any interest rate risk with respect to this type of financing activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the financial statements and supplementary data on pages 13 to 28 of the Company's 1998 Annual Report to Stockholders.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

       Report of Independent Public Accountants

       Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996

       Consolidated Balance Sheets as of September 30, 1998 and 1997

       Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

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

(b)REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 1998

   The Company filed no report on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAYTEL MEDICAL CORPORATION

Dated: December 28, 1998                  By:     /s/ RICHARD F. BADER
                                            ------------------------------------
                                                      Richard F. Bader
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ RICHARD F. BADER                   Chairman of the Board and     December 28, 1998
-----------------------------------------------------  Chief Executive Officer
                 (Richard F. Bader)                    (Principal Executive
                                                       Officer)

                  /s/ ALLAN ZINBERG                    President, Chief Operating    December 28, 1998
-----------------------------------------------------  Officer and Director
                   (Allan Zinberg)

              /s/ E. PAYSON SMITH, JR.                 Senior Vice President and     December 28, 1998
-----------------------------------------------------  Chief Financial Officer
               (E. Payson Smith, Jr.)                  (Principal Financial and
                                                       Accounting Officer)

               /s/ DAVID E. WERTHEIMER                 Senior Vice President,        December 28, 1998
-----------------------------------------------------  Development, and Director
                (David E. Wertheimer)

             /s/ JOSEPH T. SEBASTIANELLI               Director                      December 28, 1998
-----------------------------------------------------
              (Joseph T. Sebastianelli)

                                                       Director                      December 28, 1998
-----------------------------------------------------
                  (Gene I. Miller)

                /s/ THOMAS J. FOGARTY                  Director                      December 28, 1998
-----------------------------------------------------
                 (Thomas J. Fogarty)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of Raytel Medical Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Raytel Medical Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated November 12, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The information reflected on the schedule has been subjected to the auditing procedures applied in the audits of the basic financial data, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                          Arthur Andersen LLP

Hartford, Connecticut
November 12, 1998

                                                                     SCHEDULE II

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30,1998, 1997 AND 1996

                              BALANCE AT    CHARGED TO
                              BEGINNING      COST AND                                  BALANCE AT
                               OF YEAR       EXPENSES      OTHER(1)     DEDUCTIONS     END OF YEAR
                              ----------    ----------    ----------    -----------    -----------
DESCRIPTION
September 30, 1998
  Allowance for doubtful
     accounts...............  $6,189,000    $5,767,000                  $(4,863,000)   $7,093,000
September 30, 1997
  Allowance for doubtful
     accounts...............  $5,855,000    $5,387,000    $1,946,000    $(6,999,000)   $6,189,000
September 30, 1996
  Allowance for doubtful
     Accounts...............  $7,709,000    $5,352,000                  $(7,206,000)   $5,855,000

---------------
(1) The majority represents a reserve acquired in connection with the purchase of CVI on August 15, 1997.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                           EXHIBIT TITLE
 -------                          -------------
  2.1(1)   Stock Purchase Agreement, dated as of August 11, 1997, by
           and among Raytel Medical Corporation, Cardiovascular
           Ventures, Inc. ("CVI") and the stockholders of CVI, together with the form of the Escrow Agreement attached thereto as
           Exhibit B and the form of the Contingent Promissory Note
           attached thereto as Exhibit M.
  3.1(2)   Restated Certificate of Incorporation of the Registrant.
  3.2(3)   Bylaws of the Registrant, as amended.
  4.1(3)   Rights Agreement dated as of August 14, 1998 between the
           Registrant and BankBoston N.A., as Rights Agent
*10.1(4)   1983 Incentive Stock Option Plan, as amended.
*10.2(4)   1990 Stock Option Plan, as amended.
*10.3(4)   1995 Outside Directors Stock Option Plan.
*10.5(4)   Executive Deferred Compensation Plan.
*10.7(4)   Form of Indemnity Agreement for officers and directors.
*10.8(4)   Employment Agreement dated September 28, 1995 between the
           Registrant and Richard F. Bader.
*10.9(4)   Employment Agreement dated September 28, 1995 between the
           Registrant and Allan Zinberg.
*10.10(4)  Employment Agreement dated September 28, 1995 between the
           Registrant and E. Payson Smith, Jr.
 10.22(4)  Lease Agreement dated March 6, 1992 between the Registrant and Peninsula Office Park, as amended.
 10.23(4)  Lease dated August 27, 1993 between the Registrant and USGC
           Joint Venture.
 10.24(4)  Agreement of Lease dated July 22, 1983 between the
           Registrant and C.E. Towers Co., as amended, with Lease
           Assignment and Assumption Agreement dated February 26, 1993 between the Registrant and Medtronic, Inc. and Consent of
           C.E. Towers Co. dated February 12, 1993.
 10.25(4)  Letter of Intent dated May 31, 1995 between the Registrant and Stanford Health Services and related letter dated June
           12, 1995 from Bruce A. Reitz, M.D.
+10.26(4)  American Diagnostics and Management, Inc. Diagnostic
           Catheterization Services Agreement dated September 2, 1992 between American Diagnostics And Management, Inc. ("ADAM")
           and Southmore Medical Center, as assumed from ADAM by
           Registrant.
+10.27(4)  American Diagnostics And Management, Inc. Diagnostic
           Catheterization Services Agreement dated June 10, 1993
           between ADAM and Southmore Medical Center, as assumed from
           ADAM by Registrant.
 10.28(4)  Joint Venture Agreement dated March 3, 1988 between Medical
           Imaging Partners, L.P. and California Medical Imaging
           Services, Inc., as amended, and related agreements.
 10.29(4)  Joint Venture Agreement dated November 25, 1987 between
           Medical Imaging Partners, L.P. and Mastercare Diagnostic
           Limited Partners, as amended, and related agreements.
 10.30(4)  MRI Diagnostic Partners I, L.P. 1986 Limited Partnership
           Agreement dated December 31, 1986, and related agreements
           and MRI Building Partners, L.P. 1986 Agreement of Limited
           Partnership dated December 31, 1986.
+10.34(5)  Cardiac Catheterization Facility and Administrative Services
           Agreement dated January 10, 1996 between the Company and
           Stanford Health Services.
+10.35(6)  Letter Agreement dated January 9, 1996 between the Company and International Philanthropic Hospital Foundation, doing business as Granada Hills Community Hospital.

 EXHIBIT
 NUMBER                           EXHIBIT TITLE
 -------                          -------------
+10.36(7)  Cardiac Catheterization Facility and Administrative Services
           Agreement dated January 10, 1996 between the Company and
           Stanford Health Services.
+10.38(9)  Master Transaction Agreement, dated as of August 21, 1996, but effective as of September 18, 1996, between and among
           Raytel Medical Corporation, Raytel Texas Physician Services,
           Inc., Raytel Southeast Management, L.P., Southeast Texas
           Cardiology Associates, P.A., Southeast Texas Cardiology
           Associates II, P.A., Rodolfo P. Sotolongo, M.D., Wayne S.
           Margolis, M.D., Michael L. Smith, M.D., and Miguel
           Castellanos, M.D. Reference is made to Exhibit 2.1.
+10.39(10) Agreement for the Purchase and Sale of Assets, dated as of
           August 21, 1996, but effective as of September 18, 1996,
           between and among Raytel Medical Corporation, Raytel Texas
           Physician Services, Inc., Raytel Southeast Management, L.P.,
           Southeast Texas Cardiology Associates, P.A., Southeast Texas
           Cardiology Associates II, P.A., Rodolfo P. Sotolongo, M.D.,
           Wayne S. Margolis, M.D., and Michael L. Smith, M.D.
           Reference is made to Exhibit 2.2.
+10.40(11) Management Services Agreement, dated and effective as of
           September 18, 1996, between Cardiology Management
           Partnership, a Texas general partnership, and Southeast
           Texas Cardiology Associates II, P.A., as assigned to Raytel
           Southeast Management, L.P. Reference is made to Exhibit 2.3.
*10.41(12) Employee Stock Purchase Plan dated May 8, 1996
 10.42(12) Amended and Restated Credit Agreement and form of Promissory
           Note dated August 14, 1996 among the Registrant, Bank of
           Boston Connecticut and Banque Paribas, and Bank of Boston
           Connecticut, as agent.
 10.43(12) Promissory Note in the amount of $15,000,000 between the
           Registrant and Bank of Boston Connecticut dated September 2,
           1996.
 10.44(12) Promissory Note in the amount of $10,000,000 between the
           Registrant and Banque Paribas dated September 2, 1996.
 10.45(13) First Amendment to Amended and Restated Credit Agreement
           dated June 4, 1997 among the Registrant, Bank of Boston
           Connecticut and Banque Paribas, and Bank of Boston
           Connecticut, as agent.
 10.46(13) Second Amendment to Amended and Restated Credit Agreement,
           dated September 26, 1997 among the Registrant, Bank of
           Boston Connecticut and Banque Paribas, and Bank of Boston
           Connecticut, as agent.
 10.47(13) Promissory Note in the amount of $27,000,000 between the
           Registrant and Bank of Boston Connecticut dated September
           26, 1997.
 10.48(13) Promissory Note in the amount of $18,000,000 between the
           Registrant and Banque Paribas dated September 26, 1997.
 10.49(14) Stock Purchase Agreement, dated as of August 11, 1997, by and among Raytel Medical Corporation, Cardiovascular
           Ventures, Inc. and the stockholders of CVI, together with
           the form of the Escrow Agreement attached thereto as Exhibit
           B and the form of the Contingent Promissory Note attached
           thereto as Exhibit M.
 10.50(13) Noncompetition Agreement, dated as of August 15, 1997, by and between David E. Wertheimer and Raytel Medical
           Corporation
*10.51(13) Employment Agreement, dated as of January 1, 1996, by and between David E. Wertheimer, M.D., and Heart Institute of
           Port St. Lucie, Inc., an indirect wholly-owned subsidiary of
           Registrant as a result of the CVI acquisition.
*10.52(15) Employment Agreement dated as of March 1, 1998, by and between Swapan Sen and Raytel Medical Corporation.

 EXHIBIT
 NUMBER                           EXHIBIT TITLE
 -------                          -------------
*10.53(16) Employment Agreement dated as of March 1, 1998, by and between F. David Rollo, M.D., Ph.D., and Raytel Medical
           Corporation.
*10.54(17) Employment Agreement dated as of March 1, 1998, by and between Michael O. Kokesh and Raytel Medical Corporation.
 10.55     Third Amendment to Amended and Restated Credit Agreement,
           dated July 24, 1998 among the Registrant, Bank of Boston
           Connecticut and Banque Paribas, and BankBoston, as agent.
 10.56     Succession Agreement, dated July 1, 1998, by and among David
           E. Wertheimer, M.D., Advanced Magnetic Resonance Imaging,
           P.C., Raytel Medical Corporation and Raytel Imaging
           Holdings, Inc. as General Partner for Forest Hills Imaging
           Venture.
 10.57     Succession Agreement, dated February 3, 1998, by and among
           F. David Rollo, M.D., Raytel Medical Group, Inc., P.C.,
           Raytel Medical Corporation and Raytel California Physician
           Services, Inc.
 13.1      Portions of Annual Report to Stockholders incorporated by
           reference in this Report on Form 10-K.
 21.1      List of subsidiaries of the Registrant.
 23.1      Consent of Arthur Andersen LLP.
 27        Financial Data Schedule

---------------
  * Constitutes a management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

  +  Confidential treatment has been granted as to a portion of this Exhibit.

 (1) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-Q Report for the quarter ended December 31, 1995 (the "December 1995 Form 10-Q").

 (2) Incorporated by reference to Exhibit 7 to the Registrant's Form 8-K Report filed on October 23, 1998 (the "October 1998 Form 8-K").

 (3) Incorporated by reference to Exhibit 1 to the October 1998 Form 8-K.

 (4) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, No. 33-97860, which became effective on November 30, 1995 (the "1995 Registration Statement").

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

(13) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1997.

(14) Incorporated by reference to Exhibit 2.1 to the August 1997 Form 8-K.

(15) Incorporated by reference to Exhibit 2.1 to the March 1998 Form 10-Q.

(16) Incorporated by reference to Exhibit 2.1 to the March 1998 Form 10-Q.

(17) Incorporated by reference to Exhibit 2.1 to the March 1998 Form 10-Q.