Form 10-Q
period 1998-12-31
RAYTEL MEDICAL CORP
filed 1999-02-12
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended December 31, 1998; or

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

Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS               SHARES OUTSTANDING AS OF JANUARY 29, 1999
     -----               -----------------------------------------
  COMMON STOCK
($.001 PAR VALUE)                         8,714,610

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
              December 31, 1998 and September 30, 1998......................  3

          Condensed Consolidated Statements of Operations
             for the three months ended December 31, 1998 and 1997..........  4

          Condensed Consolidated Statements of Cash Flows
             for the three months ended December 31, 1998 and 1997..........  5


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................  12

SIGNATURE..................................................................  13

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                                 (000'S OMITTED)

                                     ASSETS

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   1998           1998
                                                                ---------       ---------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                                     $   7,716       $   7,463
  Receivables, net                                                 33,052          35,504
  Prepaid expenses and other                                        3,426           3,996
                                                                ---------       ---------
          Total current assets                                     44,194          46,963

Property and equipment, less accumulated
  depreciation and amortization                                    20,920          19,681
Intangible assets, less accumulated amortization                   54,667          55,497
Other                                                                  45              45
                                                                ---------       ---------
          Total assets                                          $ 119,826       $ 122,186
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                                   $   1,955       $   1,962
  Accounts payable                                                  4,189           4,649
  Accrued compensation and benefits                                 3,807           2,920
  Accrued liabilities                                               6,370           6,264
                                                                ---------       ---------
          Total current liabilities                                16,321          15,795

Long-term debt and capital lease obligations,
  net of current portion                                           32,388          35,035
Deferred liabilities                                                  165           1,405
Minority interest in consolidated entities                          3,066           3,460
                                                                ---------       ---------
          Total liabilities                                        51,940          55,695
                                                                ---------       ---------

Stockholders' equity:
  Common stock                                                          9               9
  Additional paid-in capital                                       61,845          61,790
  Common stock to be issued                                         1,114           1,124
  Retained earnings                                                 8,540           7,190
                                                                ---------       ---------
                                                                   71,508          70,113
  Less treasury stock, at cost                                     (3,622)         (3,622)
                                                                ---------       ---------
          Total stockholders' equity                               67,886          66,491
                                                                ---------       ---------
          Total liabilities and stockholders' equity            $ 119,826       $ 122,186
                                                                =========       =========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                                         DECEMBER 31,
                                                     1998           1997
                                                   --------       --------
Revenues:
  Pacing, CEDS and Holter                          $ 11,717       $ 11,352
  Diagnostic imaging service                          4,780          4,291
  Heart center, practice management and other         9,308         10,221
                                                   --------       --------
          Total revenues                             25,805         25,864
                                                   --------       --------

Costs and expenses:
  Operating costs                                    11,844         12,348
  Selling, general and administrative                 9,115          8,234
  Depreciation and amortization                       2,069          2,153
                                                   --------       --------
          Total costs and expenses                   23,028         22,735
                                                   --------       --------

  Operating income                                    2,777          3,129

Interest expense                                        672            729
Other expense (income)                                 (177)           (70)
Minority interest                                        69            260
                                                   --------       --------
  Income before income taxes                          2,213          2,210

Provision for income taxes                              863            884
                                                   --------       --------
  Net income                                       $  1,350       $  1,326
                                                   ========       ========
  Net income per share:
          Basic                                    $    .16       $    .15
                                                   ========       ========
          Diluted                                  $    .15       $    .14
                                                   ========       ========
Weighted average shares:
          Basic                                       8,667          8,919
                                                   ========       ========
          Diluted                                     9,077          9,539
                                                   ========       ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                 DECEMBER 31,
                                                             1998          1997
                                                            -------       -------
Cash flows from operating activities:
  Net income                                                $ 1,350       $ 1,326
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           2,069         2,153
      Minority interest                                          69           260
      Pay out of deferred compensation                       (1,245)         --
      Other, net                                                 (2)           12
      Changes in operating accounts:
          Receivables, net                                    2,452          (289)
          Prepaid expenses and other                            570           842
          Accounts payable                                     (460)       (1,658)
          Accrued liabilities and other                         993          (498)
                                                            -------       -------
             Net cash provided by operating activities        5,796         2,148
                                                            -------       -------

Cash flows from investing activities:
  Capital expenditures                                       (2,080)       (1,083)
  Other, net                                                     (4)         (380)
                                                            -------       -------
             Net cash used in investing activities           (2,084)       (1,463)
                                                            -------       -------

Cash flows from financing activities:
  Repurchase of company stock                                    --          (373)
  Income distributions to noncontrolling investors             (466)         (432)
  (Paydown of) proceeds from line of credit                  (2,648)          733
  Principal repayments of debt                                 (392)         (474)
  Other, net                                                     47           234
                                                            -------       -------
             Net cash used in financing activities           (3,459)         (312)
                                                            -------       -------
Net increase in cash and cash equivalents                       253           373
Cash and cash equivalents at beginning of period              7,463         7,873
                                                            -------       -------
Cash and cash equivalents at end of period                  $ 7,716       $ 8,246
                                                            =======       =======

     The accompanying unaudited condensed consolidated financial statements of Raytel Medical Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

     For the three months ended December 31, 1998 and 1997, basic and diluted earnings per share are calculated as follows:

                                                 For the three months
                                                  ended December 31,
                                                 --------------------
(000's omitted, except per share amounts)          1998        1997
                                                  ------      ------
BASIC EARNINGS PER SHARE:

Net income                                        $1,350      $1,326
                                                  ======      ======
Weighted average shares outstanding                8,667       8,919
                                                  ======      ======
Per share                                         $  .16      $  .15
                                                  ======      ======

DILUTED EARNINGS PER SHARE:

Net income                                        $1,350      $1,326
                                                  ======      ======
Weighted average shares outstanding                8,667       8,919
Shares to be issued                                  151         132
Options                                              259         416
Warrants                                              --          72
                                                  ------      ------
                                                   9,077       9,539
                                                  ======      ======
Per share                                         $  .15      $  .14
                                                  ======      ======

     Certain options and warrants to purchase shares of common stock were outstanding during the three months ended December 31, 1998 and 1997, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants outstanding and their exercise prices are as follows:

                                                    For the three months
                                                     ended December 31,
                                              ---------------------------------
(000's omitted, except per share amounts)          1998              1997
                                                  ------            ------
Options and warrants outstanding                  482,814             900
Range of exercise prices                      $4.75 - $13.50    $12.63 - $13.50

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

     Following the Company's initial public offering in December 1995, the Company has entered into a series of transactions which have expanded its heart center and physician practice management businesses. As a result, revenue is also being provided from: Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II P.A. ("SETCA") beginning on September 18, 1996; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997, which included the multi-specialty physician practice, Heart and Family Health Institute ("HFHI") and seven cardiovascular diagnostic facilities.

     Under certain practice management contracts, revenues are recognized pursuant to long-term arrangements with physician groups under which the Company provides the physician group with a full range of services, including, but not limited to, office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. In the case of SETCA and CCMG, the Company's practice management revenues are derived from the physician groups' revenues, generally as a purchased service, except for certain physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under the above management services arrangements, the Company's practice management revenues represent approximately 66% and 56% of the revenues of the physician groups for the three months ended December 31, 1998 and 1997, respectively. For HFHI, the Company recognizes 100% of all medical revenue as the physicians are employees of the Company.

     On October 9, 1997, the Company announced it had entered into an agreement with The Baptist Hospital of Southeast Texas ("Baptist") to develop a Raytel Cardiovascular Center at the hospital. Under the agreement, Raytel will manage the cardiovascular center, which will provide the entire continuum of cardiovascular services, including diagnostic, therapeutic and patient management programs. Among other duties, Raytel will be responsible for the day-to-day operations of the heart center, including administrative support, information systems management, marketing and public relations activities. The Company began operations at Baptist during its fourth quarter of fiscal 1998. However, due to the acquisition of Baptist by Memorial Hermann Hospital System, the agreement is currently being renegotiated by the parties. Therefore during the first quarter of fiscal 1999, the Company has only recognized revenue to the extent of expenses.

RESULTS OF OPERATIONS

     Revenues. Pacing, CEDS and Holter revenues increased by $365,000, or 3.2%, from $11,352,000 for the three months ended December 31, 1997 to $11,717,000 for the three months ended December 31, 1998, due primarily to higher revenues from Pacing primarily as a result of higher reimbursement rates. Diagnostic imaging service revenues increased by $489,000, or 11.4%, from $4,291,000 for the three months ended December 31, 1997 to $4,780,000 for the three months ended December 31, 1998, due primarily to increases in revenues at certain centers due to an increase in volume. Heart Center, practice management and other revenues decreased by $913,000, or 8.9%, from $10,221,000 for the three months ended December 31, 1997 to $9,308,000 for the three months ended December 31, 1998, due primarily to lower volumes at the cardiovascular diagnostic facilities and at RHCGH.

     As a result of the foregoing factors, total revenues decreased by $59,000, or 0.2%, from $25,864,000 for the three months ended December 31, 1997 to $25,805,000 for the three months ended December 31, 1998.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $377,000, or 1.8%, from $20,582,000 for the three months ended December 31, 1997 to $20,959,000 for the three months ended December 31, 1998, due primarily to slight increases in costs and expenses in transtelephonic monitoring and diagnostic imaging services, partially offset by slight reductions in costs and expenses in cardiovascular diagnostic services and at RHCGH. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 79.6% for the three months ended December 31, 1997 to 81.2% for the three months ended December 31, 1998. At RHCGH operating expenses were slightly in excess of revenues for both periods.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $84,000, or 3.9%, from $2,153,000 for the three months ended December 31, 1997 to $2,069,000 for the three months ended December 31, 1998, and decreased as a percentage of revenues from 8.3% for the three months ended December 31, 1997 to 8.0% for the three months ended December 31, 1998.

     Operating Income. As a result of the foregoing factors, operating income decreased by $352,000, or 11.2% from $3,129,000 for the three months ended December 31, 1997 to $2,777,000 for the three months ended December 31, 1998.

     Interest Expense. Interest expense decreased by $57,000, or 7.8%, from $729,000 for the three months ended December 31, 1997 to $672,000 for the three months ended December 31, 1998 due primarily to a decrease in debt.

     Other Expense (Income). Other income increased by $107,000 due primarily to a series of insignificant items.

     Minority Interest. Minority interest decreased by $191,000 or 73.5%, from $260,000 for the three months ended December 31, 1997 to $69,000 for the three months ended December 31, 1998 due primarily to decreased incomes in certain cardiovascular diagnostic facilities.

     Income Taxes. The provision for income taxes decreased by $21,000, or 2.4%, from $884,000 for the three months ended December 31, 1997 to $863,000 for the three months ended December 31, 1998 as a result of a lower effective tax rate.

     Net Income. As a result of the foregoing factors, net income increased by $24,000, or 1.8%, from $1,326,000 for the three months ended December 31, 1997 to $1,350,000 for the three months ended December 31, 1998.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

     The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Although the Company's total revenues have increased in each of the last three fiscal years, revenue growth of the Company's Pacing operations during that period has been negatively impacted by Medicare reimbursement rate reductions. Additional reimbursement rate reductions applicable to the Company's Pacing procedures became effective on January 1, 1997. These reductions had a negative effect on the Company's operating results for the first quarter of fiscal 1998. The Company's Pacing operations have been favorably impacted since January 1, 1998 due to an increase in Medicare reimbursement rates effective on that date. However, effective January 1, 1999 the Company expects a slight decrease in these reimbursement rates. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company acquired CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000 and CVI in August 1997 for cash in the amount of $16,980,000 plus $280,000 paid during fiscal 1998. At December 31, 1998, the Company had working capital of $27,873,000, compared to $31,168,000 at September 30, 1998. At December 31, 1998, the Company had cash and temporary cash investments of $7,716,000. At December 31, 1998, $25,578,000 was outstanding under the Company's line of credit.

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

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. Many existing computer programs use only two digits instead of four to identify a year in the date field. The Company has completed a thorough review of its material computer applications. The Company has begun installation of a new billing and collection system as well as a new accounting system. These new systems are Year 2000 compliant. The Company had planned on replacing them regardless of the Year 2000 issue. There are other systems at certain cardiovascular diagnostic facilities recently acquired by the Company which may not be Year 2000 compliant, however, the Company anticipates that all such systems will be replaced by its new systems before the Year 2000. There can be no assurances that any systems at companies purchased by or affiliated with the Company in the future will be Year 2000 compliant or, if not, will be converted on a timely basis. At the present time, the Company does not anticipate that the cost for it to become Year 2000 compliant will have a material impact on the Company's financial statements.

     The Company has initiated a program to determine whether the computer applications of its significant vendors will be upgraded in a timely manner. The Company has also initiated a program to determine whether embedded applications which control medical and other equipment will be affected. The Company has not yet completed these reviews. The Company has begun discussions with its payors to determine the status of their systems. The nature of the Company's business is such that any failure to these types of applications may have a material adverse effect on its business.

     Because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct. At the present time, the Company has not developed a contingency plan relative to Year 2000 compliance.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:

          The following exhibits are filed as a part of this Report:

          Exhibit
          Number                                  Title
          -------                                 -----
           27            Financial data schedule


     B.   REPORTS ON FORM 8-K:

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RAYTEL MEDICAL CORPORATION



Dated: February 10, 1999             By: /s/ E. Payson Smith, Jr.
                                        ----------------------------------------
                                        E. Payson Smith, Jr.
                                        Senior Vice President and Chief
                                        Financial Officer (duly authorized
                                        officer and principal financial officer)

                                 EXHIBIT INDEX

Exhibit
Number                                  Title                                Page
-------                                 -----                                ----

 27            Financial data schedule