Form 10-Q
period 1999-03-31
RAYTEL MEDICAL CORP
filed 1999-05-14
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 1999; or


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

Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                           SHARES OUTSTANDING AS OF APRIL 30, 1999
       -----                           ---------------------------------------
    COMMON STOCK
 ($.001 PAR VALUE)                                   8,716,630

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                   PAGE
                                                                                   ----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets as of
            March 31, 1999 and September 30, 1998...............................      3

        Condensed Consolidated Statements of Operations
           for the three months and the six months ended March 31, 1999 and 1998      4

        Condensed Consolidated Statements of Cash Flows
           for the six months ended March 31, 1999 and 1998....................       5


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................       7

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................      13

Item 6.  Exhibits and Reports on Form 8-K......................................      13

SIGNATURE......................................................................      14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND SEPTEMBER 30, 1998
                                 (000'S OMITTED)

                                     ASSETS


                                                                         MARCH 31,       SEPTEMBER 30,
                                                                           1999               1998
                                                                         ---------       -------------
                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents                                              $   8,077         $   7,463
  Receivables, net                                                          37,295            35,504
  Prepaid expenses and other                                                 3,533             3,996
                                                                         ---------         ---------
        Total current assets                                                48,905            46,963

Property and equipment, less accumulated
  depreciation and amortization                                             23,378            19,681
Intangible assets, less accumulated
  amortization                                                              53,862            55,497
Other                                                                           52                45
                                                                         ---------         ---------
        Total assets                                                     $ 126,197         $ 122,186
                                                                         =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations        $   2,394         $   1,962
  Accounts payable                                                           4,434             4,649
  Accrued compensation and benefits                                          3,396             2,920
  Accrued liabilities                                                        5,553             6,264
                                                                         ---------         ---------
        Total current liabilities                                           15,777            15,795

Long-term debt and capital lease obligations, net
    of current portion                                                      37,929            35,035
Deferred liabilities                                                           154             1,405
Minority interest in consolidated entities                                   3,031             3,460
                                                                         ---------         ---------
        Total liabilities                                                   56,891            55,695
                                                                         ---------         ---------

Stockholders' equity:
  Common stock                                                                   9                 9
  Additional paid-in capital                                                61,922            61,790
  Common stock to be issued                                                  1,114             1,124
  Retained earnings                                                          9,883             7,190
                                                                         ---------         ---------
                                                                            72,928            70,113
  Less treasury stock, at cost                                              (3,622)           (3,622)
                                                                         ---------         ---------
        Total stockholders' equity                                          69,306            66,491
                                                                         ---------         ---------
        Total liabilities and stockholders' equity                       $ 126,197         $ 122,186
                                                                         =========         =========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                            ---------------------------        -------------------------
                                               1999             1998             1999             1998
                                            ---------         ---------        --------         --------
Revenues:
  Pacing, CEDS and Holter                    $ 11,024         $ 11,610         $ 22,741         $ 22,962
  Diagnostic imaging service                    4,990            5,053            9,770            9,344
  Heart center, practice management
      and other                                11,042           10,488           20,350           20,709
                                             --------         --------         --------         --------
        Total revenues                         27,056           27,151           52,861           53,015
                                             --------         --------         --------         --------

Costs and expenses:
  Operating costs                              12,704           12,471           24,548           24,819
  Selling, general and administrative           9,451            8,882           18,566           17,116
  Depreciation and amortization                 2,063            2,171            4,132            4,324
                                             --------         --------         --------         --------
        Total costs and expenses               24,218           23,524           47,246           46,259
                                             --------         --------         --------         --------

  Operating income                              2,838            3,627            5,615            6,756

Interest expense                                  614              780            1,286            1,509
Other expense (income)                           (360)            (128)            (537)            (198)
Minority interest                                 382              318              451              578
                                             --------         --------         --------         --------
  Income before income taxes                    2,202            2,657            4,415            4,867

Provision for income taxes                        859            1,063            1,722            1,947
                                             --------         --------         --------         --------
  Net income                                 $  1,343         $  1,594         $  2,693         $  2,920
                                             ========         ========         ========         ========

Net income per share:
  Basic                                      $    .15         $    .18         $    .31         $    .33
                                             ========         ========         ========         ========
  Diluted                                    $    .15         $    .17         $    .30         $    .31
                                             ========         ========         ========         ========

Weighted average shares:
  Basic                                         8,709            8,919            8,688            8,919
                                             ========         ========         ========         ========
  Diluted                                       9,076            9,401            9,076            9,470
                                             ========         ========         ========         ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                            MARCH 31,
                                                                    -----------------------
                                                                      1999            1998
                                                                    -------         -------
Cash flows from operating activities:
  Net income                                                        $ 2,693         $ 2,920
    Adjustments to reconcile net income to net cash provided
      by operating activities:
     Depreciation and amortization                                    4,132           4,324
     Minority interest                                                  451             578
     Pay out of deferred compensation                                (1,245)             --
     Other, net                                                         (22)            187
     Changes in operating accounts:
       Receivables, net                                              (1,791)         (4,920)
       Prepaid expenses and other                                       463              19
       Accounts payable                                                (215)         (1,556)
       Accrued liabilities and other                                   (235)         (1,120)
                                                                    -------         -------
          Net cash provided by operating activities                   4,231             432
                                                                    -------         -------

Cash flows from investing activities:
  Capital expenditures                                               (6,165)         (3,077)
  Other, net                                                            (20)           (265)
                                                                    -------         -------
          Net cash used in investing activities                      (6,185)         (3,342)
                                                                    -------         -------

Cash flows from financing activities:
  Repurchase of company stock                                            --            (488)
  Income distributions to noncontrolling investors                     (881)           (865)
  Proceeds from line of credit                                          356           4,830
  Proceeds from (principal repayments of) debt                        2,974            (841)
  Other, net                                                            119             261
                                                                    -------         -------
          Net cash provided by financing activities                   2,568           2,897
                                                                    -------         -------
Net increase (decrease) in cash and cash equivalents                    614             (13)
Cash and cash equivalents at beginning of period                      7,463           7,873
                                                                    -------         -------
Cash and cash equivalents at end of period                          $ 8,077         $ 7,860
                                                                    =======         =======

   The accompanying unaudited condensed consolidated financial statements of Raytel Medical Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

   For the three months and six months ended March 31, 1999 and 1998, basic and diluted earnings per share are calculated as follows:


                                                 FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                    ENDED MARCH 31,             ENDED MARCH 31,
                                                 --------------------        --------------------
                                                  1999          1998          1999          1998
                                                 ------        ------        ------        ------
(000's omitted, except per share amounts)

BASIC EARNINGS PER SHARE:

Net income                                       $1,343        $1,594        $2,693        $2,920
                                                 ======        ======        ======        ======
Weighted average shares outstanding               8,709         8,919         8,688         8,919
                                                 ======        ======        ======        ======
Per share                                        $  .15        $  .18        $  .31        $  .33
                                                 ======        ======        ======        ======

DILUTED EARNINGS PER SHARE:

Net income                                       $1,343        $1,594        $2,693        $2,920
                                                 ======        ======        ======        ======
Weighted average shares outstanding               8,709         8,919         8,688         8,919
Shares to be issued                                 151           132           151           132
Options                                             216           310           237           363
Warrants                                             --            40            --            56
                                                 ------        ------        ------        ------
                                                  9,076         9,401         9,076         9,470
                                                 ======        ======        ======        ======
Per share                                        $  .15        $  .17        $  .30        $  .31
                                                 ======        ======        ======        ======


   Certain options and warrants to purchase shares of common stock were outstanding during the three months and six months ended March 31, 1999 and 1998, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants outstanding and their exercise prices are as follows:


                                                  FOR THE THREE MONTHS                         FOR THE SIX MONTHS
                                                     ENDED MARCH 31,                              ENDED MARCH 31,
                                        --------------------------------------        --------------------------------------
                                              1999                   1998                   1999                   1998
                                        ---------------        ---------------        ---------------        ---------------
Options and warrants outstanding            481,456                109,725                482,135                 55,313
Range of exercise prices                $4.625 - $13.50        $10.50 - $13.50        $4.625 - $13.50        $10.50 - $13.50

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

     Following the Company's initial public offering in December 1995, the Company has entered into a series of transactions which have expanded its heart center and physician practice management businesses. As a result, revenue is also being provided from: Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II P.A. ("SETCA") beginning on September 18, 1996; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997, which included the multi-specialty medical practice, Heart and Family Health Institute ("HFHI") and seven cardiovascular diagnostic facilities.

     Under certain practice management contracts, revenues are recognized pursuant to long-term arrangements with physician groups under which the Company provides the physician group with a full range of services, including, but not limited to, office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. In the case of SETCA and CCMG, the Company's practice management revenues are derived from the physician groups' revenues, generally as a purchased service, except for certain physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under the above management services arrangements, the Company's practice management revenues represent approximately 68.4% and 52.0% of the revenues of the physician groups for the three months ended March 31, 1999 and 1998, respectively and approximately 67.1% and 53.6% for the six months ended March 31, 1999 and 1998, respectively. For HFHI, the Company recognizes 100% of all medical revenue as the physicians are employees of the Company.

     On October 9, 1997, the Company announced it had entered into an agreement with The Baptist Hospital of Southeast Texas ("Baptist") to develop a Raytel Cardiovascular Center at the hospital. Under the agreement, Raytel was to manage the cardiovascular center, which will provide the entire continuum of cardiovascular services, including diagnostic, therapeutic and patient management programs. Among other duties, Raytel was to be responsible for the day-to-day operations of the heart center, including administrative support, information systems management, marketing and public relations activities. The Company began operations at Baptist during its fourth quarter of fiscal 1998. Due to the recent merger between Baptist and the Memorial Hermann Hospital System, a modified agreement became effective March 1, 1999. Therefore, during the first five months of fiscal 1999, the Company only recognized revenue to the extent of expenses. Effective March 1, 1999, the Company is recognizing revenue based on the modified agreement which calls for the Company to manage portions of the cardiovascular surgery and cardiology programs at Baptist and to develop and manage specialty clinics to support the cardiovascular program.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

     Revenues. Pacing, CEDS and Holter revenues decreased by $586,000, or 5.0%, from $11,610,000 for the three months ended March 31, 1998 to $11,024,000 for the three months ended March 31, 1999, due primarily to slight decreases in CEDS and Pacing revenue. Diagnostic imaging service revenues decreased slightly by $63,000, or 1.2%, from $5,053,000 for the three months ended March 31, 1998 to $4,990,000 for the three months ended March 31, 1999. Heart Center, practice management and other revenues increased by $554,000, or 5.3%, from $10,488,000 for the three months ended March 31, 1998 to $11,042,000 for the three months ended March 31, 1999 due primarily to slightly increased revenue at HFHI.

     As a result of the foregoing factors, total revenues decreased by $95,000, or 0.3%, from $27,151,000 for the three months ended March 31, 1998 to $27,056,000 for the three months ended March 31, 1999.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $802,000, or 3.8%, from $21,353,000 for the three months ended March 31, 1998 to $22,155,000, for the three months ended March 31, 1999 due primarily to slight increases in costs and expenses in Pacing and CEDS and diagnostic imaging services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 78.6% for the three months ended March 31, 1998 to 81.9% for the three months ended March 31, 1999. At RHCGH, operating expenses were slightly in excess of revenues for both periods.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $108,000, from $2,171,000 for the three months ended March 31, 1998 to $2,063,000 for the three months ended March 31, 1999, and decreased as a percentage of revenues from 8.0% for the three months ended March 31, 1998 to 7.6% for the three months ended March 31, 1999.

     Operating Income. As a result of the foregoing factors, operating income decreased by $789,000, or 21.8%, from $3,627,000 for the three months ended March 31, 1998 to $2,838,000 for the three months ended March 31, 1999.

     Interest Expense. Interest expense decreased by $166,000, or 21.2%, from $780,000 for the three months ended March 31, 1998 to $614,000 for the three months ended March 31, 1999 due primarily to lower interest rates and to a decrease in the average amount of debt outstanding.

     Other expense (income). Other income increased by $232,000, from $128,000 for the three months ended March 31, 1998 to $360,000 for the three months ended March 31, 1999 due primarily to a series of insignificant items.

     Minority interest. Minority interest increased by $64,000, or 20.1%, from $318,000 for the three months ended March 31, 1998 to $382,000 for the three months ended March 31, 1999 due primarily to the increased income in certain cardiovascular diagnostic facilities.

     Income Taxes. The provision for income taxes decreased by $204,000, or 19.2%, from $1,063,000 for the three months ended March 31, 1998 to $859,000 for the three months ended March 31, 1999 as a result of decreased taxable income and a lower effective tax rate.

     Net Income. As a result of the foregoing factors, net income decreased by $251,000, or 15.8%, from $1,594,000 for the three months ended March 31, 1998 to $1,343,000 for the three months ended March 31, 1999.

     Six Months Ended March 31, 1999 Compared to Six Months Ended March 31,
1998.

     Revenues. Pacing, CEDS and Holter revenues decreased by $221,000, or 1.0%, from $22,962,000 for the six months ended March 31, 1998 to $22,741,000 for the six months ended March 31, 1999, due primarily to a slight decrease in CEDS revenue partially offset by a slight increase in Pacing revenue. Diagnostic imaging service revenues increased by $426,000, or 4.6%, from $9,344,000 for the six months ended March 31, 1998 to $9,770,000 for the six months ended March 31, 1999, due primarily to increases in revenues at certain centers due to an increase in volume. Heart Center, practice management and other revenues decreased by $359,000, or 1.7%, from $20,709,000 for the six months ended March 31, 1998 to $20,350,000 for the six months ended March 31, 1999 due primarily to lower volumes at the cardiovascular diagnostic facilities and at RHCGH partially offset by an increase in revenues at HFHI.

     As a result of the foregoing factors, total revenues decreased by $154,000, or 0.3%, from $53,015,000 for the six months ended March 31, 1998 to $52,861,000 for the six months ended March 31, 1999.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $1,179,000, or 2.8%, from $41,935,000 for the six months ended March 31, 1998 to $43,114,000 for the six months ended March 31, 1999, due primarily to increases in costs and expenses in Pacing and CEDS and diagnostic imaging services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 79.1% for the six months ended March 31, 1998 to 81.6% for the six months ended March 31, 1999. At RHCGH, operating expenses were slightly in excess of revenues for both periods.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $192,000, from $4,324,000 for the six months ended March 31, 1998 to $4,132,000 for the six months ended March 31, 1999, and decreased as a percentage of revenues from 8.2% for the six months ended March 31, 1998 to 7.8% for the six months ended March 31, 1999.

     Operating Income. As a result of the foregoing factors, operating income decreased by $1,141,000, or 16.9%, from $6,756,000 for the six months ended March 31, 1999 to $5,615,000 for the six months ended March 31, 1999.

     Interest Expense. Interest expense decreased by $223,000, or 14.8%, from $1,509,000 for the six months ended March 31, 1998 to $1,286,000 for the six months ended March 31, 1998 due primarily to lower interest rates and to a decrease in the average amount of debt outstanding.

     Other expense (income). Other income increased by $339,000 from $198,000 for the six months ended March 31, 1998 to $537,000 for the six months ended March 31, 1999 due primarily to a series of insignificant items.

     Minority interest. Minority interest decreased by $127,000, or 22%, from $578,000 for the six months ended March 31, 1998 to $451,000 for the six months ended March 31, 1999 due primarily to decreased incomes in certain cardiovascular diagnostic facilities.

     Income Taxes. The provision for income taxes decreased by $225,000, or 11.6%, from $1,947,000 for the six months ended March 31, 1998 to $1,722,000 for the six months ended March 31, 1999 as a result of decreased taxable income and a lower effective tax rate.

     Net Income. As a result of the foregoing factors, net income decreased by $227,000, or 7.8%, from $2,920,000 for the six months ended March 31, 1998 to $2,693,000 for the six months ended March 31, 1999.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

     The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Although the Company's total revenues have increased in each of the last three fiscal years, revenue of the Company's Pacing operations during that period has been negatively impacted by Medicare reimbursement rate reductions. Additional reimbursement rate reductions applicable to the Company's Pacing procedures became effective on January 1, 1997. These reductions had a negative effect on the Company's operating results for the first quarter of fiscal 1998. The Company's Pacing operations have been favorably impacted for the period January 1, 1998 to December 31, 1998 due to an increase in Medicare reimbursement rates effective on January 1, 1998. However, a slight decrease in these rates became effective on January 1, 1999. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company acquired CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000 and CVI in August 1997 for cash in the amount of $16,980,000 plus $280,000 paid during fiscal 1998. At March 31, 1999, the Company had working capital of $33,128,000, compared to $31,168,000 at September 30, 1998. At March 31, 1999, the Company had cash and temporary cash investments of $8,077,000. At March 31, 1999, $28,582,000 was outstanding under the Company's line of credit.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.   The Company's annual meeting of stockholders was held on February 25, 1999.

b. The following person nominated by management was elected to serve as director:


                                                              Shares
                                                      -----------------------
               Name                                       For         Withheld
               ----                                   ---------      --------
          Thomas J. Fogarty, M.D.                     7,308,174       193,112


          The following directors remained in office; Richard F. Bader, Joseph
          T. Sebastianelli, David E. Wertheimer, M.D., and Allan Zinberg.

c. The following additional matters voted upon at the meeting and the results of the voting were as follows:

     1. To ratify the appointment of Arthur Andersen LLP as the independent accountants of the Company for the fiscal year ending September 30, 1999.


                                         Shares
                              -------------------------------
                              For        Against      Abstain
                              ---        -------      -------
                           7,419,713     74,406        7,167


     2. To approve an amendment to the Company's 1990 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 400,000 shares, to a total of 1,684,000 shares.


                                         Shares
                              -------------------------------
                              For        Against      Abstain
                              ---        -------      -------
                           2,643,290    4,833,484     24,512


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS:

     The following exhibits are filed as a part of this Report:


                  Exhibit
                   Number                                   Title
                   ------                                   -----
                     27                            Financial data schedule


b.   REPORTS ON FORM 8-K:

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1999. However, on April 27, 1999, the Company filed a report on Form 8-K announcing that E. Payson Smith, Jr. had resigned as Chief Financial Officer and John F. Lawler, Jr. had been appointed Interim Chief Financial Officer.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated: May 11, 1999                         By:/s/ JOHN F. LAWLER, JR.
                                               ---------------------------
                                               John F. Lawler, Jr.
                                               Vice President and
                                               Chief Financial Officer
                                               (duly authorized officer and
                                               principal financial officer)

Exhibit
 Number                        Description
 ------                        -----------
   27                  Financial Data Schedule