Form 10-Q
period 1999-06-30
RAYTEL MEDICAL CORP
filed 1999-08-12
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 1999; or

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

Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                Shares Outstanding as of July 30, 1999
     -----                                --------------------------------------
  Common Stock                                          8,743,509
($.001 par value)

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             June 30, 1999 and September 30, 1998............................ 3

         Condensed Consolidated Statements of Operations
            for the three months and the nine months ended
            June 30, 1999 and 1998........................................... 4

         Condensed Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1999 and 1998................. 5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 7

Item 3.   Quantitative and Qualitative Disclosures about Market Risks....... 12


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 13

SIGNATURE................................................................... 14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND SEPTEMBER 30, 1998
                                 (000's omitted)

                                     ASSETS

                                                       June 30,       September 30,
                                                         1999             1998
                                                       --------       -------------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                            $  9,597         $  7,463
  Receivables, net                                       35,672           35,504
  Prepaid expenses and other                              3,616            3,996
                                                       --------         --------
         Total current assets                            48,885           46,963

Property and equipment, less accumulated
  depreciation and amortization                          22,994           19,681
Intangible assets, less accumulated
  amortization                                           52,311           55,497
Other                                                        42               45
                                                       --------         --------
         Total assets                                  $124,232         $122,186
                                                       ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
      capital lease obligations                        $  2,118         $  1,962
  Accounts payable                                        3,969            4,649
  Accrued liabilities                                     8,565            9,184
                                                       --------         --------
         Total current liabilities                       14,652           15,795

Long-term debt and capital lease obligations,
     net of current portion                              35,415           35,035
Deferred liabilities                                        141            1,405
Minority interest in consolidated entities                3,325            3,460
                                                       --------         --------
         Total liabilities                               53,533           55,695
                                                       --------         --------

Stockholders' equity:
  Common stock                                                9                9
  Additional paid-in capital                             62,048           61,790
  Common stock to be issued                               1,045            1,124
  Retained earnings                                      11,219            7,190
                                                       --------         --------
                                                         74,321           70,113

  Less treasury stock, at cost                           (3,622)          (3,622)
                                                       --------         --------
         Total stockholders' equity                      70,699           66,491
                                                       --------         --------
         Total liabilities and stockholders'
           equity                                      $124,232         $122,186
                                                       ========         ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                    (000's omitted, except per share amounts)

                                             Three Months Ended June 30,  Nine Months Ended June 30,
                                             ---------------------------  --------------------------
                                                  1999        1998            1999         1998
                                                -------      -------         -------      -------
Revenues:
  Pacing, CEDS and Holter                       $10,953      $11,618         $33,694      $34,580
  Diagnostic imaging service                      5,207        5,700          14,977       15,044
  Heart center, practice management
    and other                                     8,421       10,813          28,771       31,522
                                                -------      -------         -------      -------
               Total revenues                    24,581       28,131          77,442       81,146
                                                -------      -------         -------      -------

Costs and expenses:
  Operating costs                                10,439       12,970          34,987       37,789
  Selling, general and administrative             8,894        9,428          27,460       26,544
  Depreciation and amortization                   2,157        2,049           6,289        6,373
                                                -------      -------         -------      -------
               Total costs and expenses          21,490       24,447          68,736       70,706
                                                -------      -------         -------      -------

  Operating income                                3,091        3,684           8,706       10,440

Interest expense                                    693          779           1,979        2,288
Other expense (income)                             (129)         (98)           (666)        (296)
Minority interest                                   337          394             788          972
                                                -------      -------         -------      -------
  Income before income taxes                      2,190        2,609           6,605        7,476

Provision for income taxes                          854        1,043           2,576        2,990
                                                -------      -------         -------      -------
  Net income                                    $ 1,336        1,566         $ 4,029      $ 4,486
                                                =======      =======         =======      =======
Net income per share:
      Basic                                     $   .15      $   .18         $   .46      $   .50
                                                =======      =======         =======      =======
      Diluted                                   $   .15      $   .17         $   .44      $   .48
                                                =======      =======         =======      =======
Weighted average shares:
      Basic                                       8,724        8,880           8,700        8,906
                                                =======      =======         =======      =======
      Diluted                                     9,059        9,166           9,070        9,369
                                                =======      =======         =======      =======

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (000's omitted)

                                                                   June 30,
                                                             --------------------
                                                              1999         1998
                                                             -------      -------
Cash flows from operating activities:
  Net income                                                 $ 4,029      $ 4,486
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                            6,289        6,373
      Minority interest                                          788          972
      Pay out of deferred compensation                        (1,245)        -
      Other, net                                                 (41)         199
      Changes in operating accounts:
        Receivables, net                                        (168)      (5,061)
        Prepaid expenses and other                               380          153
        Accounts payable                                        (680)        (839)
        Accrued liabilities and other                           (619)        (964)
                                                             -------      -------
             Net cash provided by operating activities         8,733        5,319
                                                             -------      -------

Cash flows from investing activities:
  Capital expenditures                                        (7,146)      (3,969)
  Other, net                                                     (20)        (672)
                                                             -------      -------
             Net cash used in investing activities            (7,166)      (4,641)
                                                             -------      -------

Cash flows from financing activities:
  Repurchase of Company stock                                     --       (1,138)
  Income distributions to noncontrolling investors              (925)      (1,146)
  Proceeds from (paydown of) line of credit                   (1,430)       3,222
  Proceeds from (principal repayments of) debt, net            2,740       (1,268)
  Other, net                                                     182          272
                                                             -------      -------
             Net cash provided by (used in)
             financing activities                                567          (58)
                                                             -------      -------
Net increase in cash and cash equivalents                      2,134          620
Cash and cash equivalents at beginning of period               7,463        7,873
                                                             -------      -------
Cash and cash equivalents at end of period                   $ 9,597      $ 8,493
                                                             =======      =======


     The accompanying unaudited condensed consolidated financial statements of Raytel Medical Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

     For the three months and nine months ended June 30, 1999 and 1998, basic and diluted earnings per share are calculated as follows:

                                                For the three months       For the nine months
                                                   ended June 30,             ended June 30,
                                                --------------------       -------------------
                                                  1999        1998           1999        1998
                                                 ------      ------         ------      ------
(000's omitted, except per share amounts)

Basic Earnings per Share:

Net income                                       $1,336       $1,566        $4,029      $4,486
                                                 ======       ======        ======      ======
Weighted average shares outstanding               8,724        8,880         8,700       8,906
                                                 ======       ======        ======      ======
Per share                                        $  .15       $  .18        $  .46      $ .50
                                                 ======       ======        ======      ======

Diluted Earnings per Share:

Net income                                       $1,336       $1,566        $4,029      $4,486
                                                 ======       ======        ======      ======
Weighted average shares outstanding               8,724        8,880         8,700       8,906
Shares to be issued                                 144          132           148         132
Options                                             191          154           222         293
Warrants                                             --           --            --          38
                                                 ------       ------        ------      ------
                                                  9,059        9,166         9,070       9,369
                                                 ======       ======        ======      ======
Per share                                        $  .15       $  .17        $  .44      $  .48
                                                 ======       ======        ======      ======

     Certain options and warrants to purchase shares of common stock were outstanding during the three months and nine months ended June 30, 1999 and 1998, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants outstanding and their exercise prices are as follows:

                                         For the three months           For the nine months
                                            ended June 30,                 ended June 30,
                                     ----------------------------   ----------------------------
                                         1999            1998           1999           1998
                                        ------          ------         ------         ------
Options and warrants outstanding        484,299         984,999        482,856        365,208
Range of exercise prices             $4.563-$13.50   $7.50-$13.50   $4.563-$13.50   $7.50-$13.50

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

     Under certain practice management contracts, revenues are recognized pursuant to long-term arrangements with physician groups under which the Company provides the physician group with a full range of services, including, but not limited to, office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. In the case of SETCA and CCMG, the Company's practice management revenues are derived from the physician groups' revenues, generally as a purchased service, except for certain physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under the above management services arrangements, the Company's practice management revenues represent approximately 75.8% and 56.2% of the revenues of the physician groups for the three months ended June 30, 1999 and 1998, respectively and approximately 69.8% and 54.5% for the nine months ended June 30, 1999 and 1998, respectively. For HFHI, the Company recognizes 100% of all medical revenue as the physicians are employees of the Company.

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

     Effective March 27, 1999, the Company entered into a revised agreement with RHCGH. The new agreement will result in significantly lower revenues and expenses than revenues and expenses recognized under the previous agreements. However, under the new agreement, the Company expects to generate operating income. Under the old agreements, operating expenses were in excess of revenues.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

     Revenues. Pacing, CEDS and Holter revenues decreased by $665,000, or 5.7%, from $11,618,000 for the three months ended June 30, 1998 to $10,953,000 for the three months ended June 30, 1999, due primarily to slight decreases in Pacing and CEDS revenue. Diagnostic imaging service revenues decreased by $493,000, or 8.6%, from $5,700,000 for the three months ended June 30, 1998 to $5,207,000 for the three months ended June 30, 1999, due primarily to decreases in revenues at certain centers due to a decrease in volume. Heart Center, practice management and other revenues decreased by $2,392,000 or 22.1% from $10,813,000 for the three months ended June 30, 1998 to $8,421,000 for the three months ended June 30, 1999 due primarily to lower revenues at RHCGH due to the amended agreement.

     As a result of the foregoing factors, total revenues decreased by $3,550,000, or 12.6%, from $28,131,000 for the three months ended June 30, 1998 to $24,581,000 for the three months ended June 30, 1999.

     Operating Expenses. Operating costs and selling, general and administrative expenses decreased by $3,065,000, or 13.7%, from $22,398,000 for the three months ended June 30, 1998 to $19,333,000 for the three months ended June 30, 1999 due primarily to lower expenses at RHCGH due to the amended agreement. Operating costs and selling, general and administrative expenses as a percentage of total revenues decreased by .9%, from 79.6% for the three months ended June 30, 1998 to 78.7% for the three months ended June 30, 1999.

     Depreciation and Amortization. Depreciation and amortization expense increased by $108,000, from $2,049,000 for the three months ended June 30, 1998 to $2,157,000 for the three months ended June 30, 1999 and increased as a percentage of revenues from 7.3% for the three months ended June 30, 1998 to 8.8% for the three months ended June 30, 1999.

     Operating Income. As a result of the foregoing factors, operating income decreased by $593,000, or 16.1%, from $3,684,000 for the three months ended June 30, 1998 to $3,091,000 for the three months ended June 30, 1999.

     Interest Expense. Interest expense decreased by $86,000, or 11%, from $779,000 for the three months ended June 30, 1998 to $693,000 for the three months ended June 30, 1999 due primarily to lower interest rates and to a decrease in the average amount of debt outstanding.

     Other Expense (income). Other income increased by $31,000 from $98,000 for the three months ended June 30, 1998 to $129,000 for the three months ended June 30, 1999 due to a series of insignificant items.

     Minority Interest. Minority interest decreased by $57,000 or 14.5%, from $394,000 for the three months ended June 30, 1998 to $337,000 for the three months ended June 30, 1999 due primarily to decreased income in certain diagnostic imaging facilities.

     Income Taxes. The provision for income taxes decreased by $189,000, or 18.1%, from $1,043,000 for the three months ended June 30, 1998 to $854,000 for the three months ended June 30, 1999 as a result of decreased taxable income and a lower effective tax rate.

     Net Income. As a result of the foregoing factors, net income decreased by $230,000, or 14.7%, from $1,566,000 for the three months ended June 30, 1998 to $1,336,000 for the three months ended June 30, 1999.

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998.

     Revenues. Pacing, CEDS and Holter revenues decreased by $886,000, or 2.6%, from $34,580,000 for the nine months ended June 30, 1998 to $33,694,000 for the nine months ended June 30, 1999, due primarily to slight decreases in Pacing and CEDS revenue. Diagnostic imaging service revenues decreased by $67,000, or .4%, from $15,044,000 for the nine months ended June 30, 1998 to $14,977,000 for the nine months ended June 30, 1999. Heart Center, practice management and other revenues decreased by $2,751,000, or 8.7%, from $31,522,000 for the nine months ended June 30, 1998 to $28,771,000 for the nine months ended June 30, 1999 due primarily to lower revenues at RHCGH due to the amended agreement.

     As a result of the foregoing factors, total revenues decreased by $3,704,000, or 4.6%, from $81,146,000 for the nine months ended June 30, 1998 to
$77,442,000 for the nine months ended June 30, 1999.

     Operating Expenses. Operating costs and selling, general and administrative expenses decreased by $1,886,000, or 2.9%, from $64,333,000 for the nine months ended June 30, 1998 to $62,447,000 for the nine months ended June 30, 1999, due primarily to lower expenses at RHCGH due to the amended agreement, partially offset by increases in costs and expenses in diagnostic imaging services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 79.3% for the nine months ended June 30, 1998 to 80.6% for the nine months ended June 30, 1999. At RHCGH, operating expenses were slightly in excess of revenues for the nine month periods ended June 30, 1999 and 1998.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $84,000, from $6,373,000 for the nine months ended June 30, 1998 to $6,289,000 for the nine months ended June 30, 1999 and increased as a percentage of revenues from 7.9% for the nine months ended June 30, 1998 to 8.1% for the nine months ended June 30, 1999.

     Operating Income. As a result of the foregoing factors, operating income decreased by $1,734,000 or 16.6%, from $10,440,000 for the nine months ended June 30, 1998 to $8,706,000 for the nine months ended June 30, 1999.

     Interest Expense. Interest expense decreased by $309,000, or 13.5%, from $2,288,000 for the nine months ended June 30, 1998 to $1,979,000 for the nine months ended June 30, 1999 due primarily to lower interest rates and to a decrease in the average debt outstanding.

     Other expense (income). Other income increased by $370,000 from $296,000 for the nine months ended June 30, 1998 to $666,000 for the nine months ended June 30, 1999 due primarily to a series of insignificant items.

     Minority Interest. Minority interest decreased by $184,000, or 18.9%, from $972,000 for the nine months ended June 30, 1998 to $788,000 for the nine months ended June 30, 1999 due primarily to decreased income in a certain diagnostic imaging facility and a certain cardiovascular diagnostic facility.

     Income Taxes. The provision for income taxes decreased by $414,000, or 13.8%, from $2,990,000 for the nine months ended June 30, 1998 to $2,576,000 for the nine months ended June 30, 1999 as a result of decreased taxable income and a lower effective tax rate.

     Net Income. As a result of the foregoing factors, net income decreased by $457,000, or 10.2%, from $4,486,000 for the nine months ended June 30, 1998 to $4,029,000 for the nine months ended June 30, 1999.

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

Liquidity and Capital Resources

     The Company acquired CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000 and CVI in August 1997 for cash in the amount of $16,980,000 plus $280,000 paid during fiscal 1998. At June 30, 1999, the Company had working capital of $34,233,000, compared to $31,168,000 at September 30, 1998. At June 30, 1999, the Company had cash and temporary cash investments of $9,597,000. At June 30, 1999, $26,795,000 was outstanding under the Company's line of credit.

     The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first few months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters and the collection of these receivables primarily during the subsequent fourth fiscal quarter.

     The Company has a revolving line of credit with two banks in the amount of $45,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit expires in August 2001 at which time any outstanding balance will be converted to a five-year term loan.

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

Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. Many existing computer programs use only two digits instead of four to identify a year in the date field. The Company has completed a thorough review of its material computer applications. The Company has begun installation of a new billing and collection system and a new accounting system has been installed. These new systems are Year 2000 compliant. The Company had planned on replacing them regardless of the Year 2000 issue. There are other systems being used by the Company which may not be Year 2000 compliant, however, the Company anticipates that all such systems will be either replaced or made Year 2000 compliant before the Year 2000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     The Company is exposed to market risk from interest rate fluctuations because it uses variable rate debt to finance working capital requirements. The Company does not believe that there is any material market risk exposure with respect to other financial instruments that would require further disclosure under this item.

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


                                             RAYTEL MEDICAL CORPORATION



Dated: August 12, 1999                        By: /s/ John F. Lawler, Jr.
                                                 -------------------------------
                                                   John F. Lawler, Jr.
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (duly authorized officer and
                                                   principal financial officer)

                               INDEX TO EXHIBITS

     Exhibit
     Number              Description
     -------             -----------
       27                Financial data schedule