Form 10-K405/A
period 1999-09-30
RAYTEL MEDICAL CORP
filed 2000-01-10
CIK 1002017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of November 30, 1999 was $23,401,617 based on the closing sale price of the Common Stock, as reported on the Nasdaq National Market System on that day.

The number of shares of the registrant's Common Stock outstanding on November 30, 1999 was 8,745,127.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        DOCUMENT                             WHERE INCORPORATED

Annual Report to Stockholders for
fiscal year ended September 30, 1999             PART II
Proxy Statement for the Annual Meeting to
be held on March 2, 2000                         PART III

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


RECENT CORPORATE DEVELOPMENTS

        In September 1999, the Company announced that it had retained U.S. Bancorp Piper Jaffray as its financial advisor to assist the Company in considering a range of strategic alternatives for maximizing shareholder value. These alternatives include possible strategic alliances, acquisitions or mergers, the sale of all or some of the Company's businesses, or the continued operation of the businesses as an independent company. There are no pending agreements or commitments concerning any of these alternatives.

Heart Center Operations

        In addition, during the fiscal year ended September 30, 1999, the following developments affecting the Company's heart center operations took place:

        The Baptist Hospital of Southeast Texas

        During February 1999, The Baptist Hospital of Southeast Texas ("Baptist Hospital") merged with the Memorial Hermann Hospital System, based in Houston, Texas, and as a result of that merger, Memorial Hermann and the Company agreed to modify the existing management agreement entered into in October 1997. Pursuant to the October 1997 agreement, the Company undertook the management of the existing cardiac catheterization facility located at the hospital and the development of a portion of the hospital as the Raytel Heart Center at Baptist Hospital, which began operations in September 1998. Effective February 27, 1999, the original agreement was terminated, and effective March 1, 1999, a revised management services agreement was entered into between Raytel and Baptist Hospital. The revised agreement provides that Raytel will perform multiple functions at the Baptist Hospital to be designated the center of excellence for the management of cardiovascular disease. Raytel's responsibilities include the management of the center of excellence and the development of specialty clinics to support the cardiovascular program.

        Granada Hills Community Hospital

        Effective March 27, 1999, Raytel and Granada Hills Community Hospital ("GHCH") terminated the management consulting agreement entered into in September 1998 under which the Company managed the heart program at the hospital, including the existing cardiac catheterization facility located at the hospital, as the result of an advisory opinion from the Regional Office of the Health Care Finance Agency for Region IX which raised issues regarding the hospital's eligibility to continue to participate in the Medicare program. As a result of this opinion, Raytel and GHCH entered into a new consulting services agreement which provides for Raytel to perform more limited consulting services for GHCH, including quality management and assurance, technology assessment and management, strategic planning and other services.

        As a result of these developments and due to changes in the regulatory environment impacting the development of heart centers, the Company is not currently pursuing new opportunities in this area but will continue to manage the two heart centers currently under contract.

        Development Agreements with St. Jude Medical, Inc.

        In June 1997, the Company entered into a licensing and joint development agreement with Pacesetter, a wholly owned subsidiary of St. Jude Medical, Inc. ("St. Jude") for the development of a monitoring device for its new pacemaker product. In November 1998, the Company entered into an exclusive agreement with Ventritex, Inc., a wholly owned subsidiary of St. Jude, to complete the development of the Housecall(TM) dedicated transtelephonic system for monitoring Ventritex's implantable cardioverter defibrillators ("ICDs") and to monitor all of Ventritex's existing Housecall(TM) ICD patients. On November 8, 1999, Raytel and St. Jude Medical, Inc. announced the launch of the Housecall(TM) Transtelephonic Monitoring System, the first commercially available system capable of downloading a complete set of diagnostic data from an implantable cardioverter-defibrillator (ICD) over the telephone. Under an exclusive agreement with St. Jude Medical, Raytel will manufacture the Housecall transmitters and receiving units. Raytel will also monitor St. Jude Medical ICD patients with the Housecall system through Raytel Cardiac Services, Inc.

OVERVIEW OF CARDIOVASCULAR DISEASE AND ITS TREATMENT

        Cardiovascular disease is the leading cause of death in the United States and represents the highest percentage of hospital patient days of stay. CVD is a category of illnesses that generally develop progressively, and in many cases asymptomatically, over a number of years. As a result, CVD frequently goes undiagnosed until the patient suffers an acute episode such as a stroke or heart attack. CVD manifests itself in a number of disease states, such as atherosclerosis, electrophysiological defects, valvular dysfunction, congestive heart failure, hypertension and congenital defects. Based upon 1996 data, the American Heart Association (the "AHA") estimates that approximately
58.8 million people in the United States suffer from one or more forms of CVD. According to the 1996 estimates, CVD claimed approximately 959,227 lives in 1996, representing 41.4% of all deaths, and of that total, coronary heart disease (heart attack) caused approximately 476,124 deaths in the United States during 1996 -- the single leading cause of death in the U.S. Due to the aging of the United States population, the Company believes that the need for medical services to diagnose and treat CVD will continue to increase significantly in the future.


BUSINESS STRATEGY

        Raytel's principal objective is to maintain and extend its leadership position as a provider of cardiac transtelephonic monitoring and testing services. The Company is pursuing this objective through the following strategies:

        Expand the Company's Telemedical Business. The Company intends to utilize its technology and expertise to address additional transtelephonic applications in the treatment and management of cardiac patients and thereby widen the range of services that it offers. The Company believes that the focus on new technologies and service opportunities, such as the development of Housecall system for downloading diagnostic data from an implantable cardioverter-defibrillator (ICD) over the telephone, will enhance its ability to market its cardiac monitoring and testing services.

        Develop Affiliations with Providers. Raytel intends to expand its telemedical business in cooperation with cardiology groups and hospitals with a reputation for the delivery of high quality services among referring primary care physicians and the general population in the communities that they serve.

        Expand Managed Care Relationships. The Company believes that interaction with managed care organizations will become an increasingly important element in the provision of cardiac care, including care for Medicare patients, and that third-party payors will increasingly prefer to contract with providers offering a wide range of cardiovascular services provided on a multi-state or regional basis. Raytel actively markets its existing healthcare services to managed care plans and provides value added services.

        Pursue Strategic Acquisitions. Raytel has built its existing organization largely through a series of acquisitions. The Company believes that it is often more cost-effective to acquire and reconfigure an existing business than to establish a new business. The Company believes that its experience in identifying, structuring and completing acquisitions of healthcare service organizations and effectively integrating these organizations will enable it to take advantage of future acquisition opportunities that arise as a result of the trends toward consolidation of healthcare service providers. Raytel intends to explore opportunities to expand its cardiac businesses through additional strategic acquisitions.


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

        Cardiac Event Detection Service

        The Company operates the Cardiac Event Detection Service ("CEDS"), which tests and documents transtelephonically an ambulatory patient's cardiac rhythm irregularities while the patient is experiencing symptoms. CEDS testing aids in the diagnosis of transient cardiac arrhythmias, including atrial and ventricular abnormalities, such as tachycardia, which causes the heart to beat at an abnormally rapid and potentially life threatening rate. During its fiscal year ended September 30, 1999, Raytel tested approximately 37,000 patients for potential transient arrhythmic events. The Company believes, based on its industry experience, that it is the largest provider of these services in the United States.

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

        Holter Monitoring Services

        The Company believes, based on its industry experience, that it is the largest provider of Holter monitoring services in the United States, currently serving over 51,000 patients annually. The Company processed approximately 70,000 Holter monitoring tapes during fiscal 1999. Holter monitoring tests and documents an ambulatory patient's cardiac rhythm irregularities while the patient is fitted with a recording device, with leads attached to the patient's chest, typically for a single 24-hour period. Should Holter monitoring or other testing procedures fail to detect an arrhythmia event in a symptomatic patient, the patient's physician often will refer the patient to an event detection service such as CEDs.

        Implantable Cardioverter Defibrillators

        On November 8, 1999, Raytel and St. Jude Medical, Inc. announced the launch of the Housecall(TM) Transtelephonic Monitoring System, the first commercially available system capable of downloading a complete set of diagnostic data from an implantable cardioverter defibrillators ("ICD") over the telephone. ICDs are pacemaker-like devices that can sense ventricular tachyarrhythmias (life-threatening fast heart rates) and automatically deliver an electrical shock to restore a normal rhythm. The number of times the ICD was activated is also monitored. Currently, patients with ICDs must return to the physician's office on a routine basis in order to have the ICD's battery tested and for an examination of the ICD system integrity. Raytel will also monitor St. Jude Medical ICD patients with the Housecall system through Raytel Cardiac Services, Inc. The Housecall(TM) system will reduce the frequency of physician office visits by extending the transtelephonic monitoring procedures presently used for pacemakers to ICDs. The new system will enable trained technicians to interrogate the device's memory and transmit both stored data as well as real-time clinical and technical information on the patient's cardiac activity and ICD status. The test results are interpreted by trained technicians and a comprehensive report is communicated to the patient's physician for clinical evaluation. Under the exclusive agreement signed in November 1998 with St. Jude Medical, Raytel will manufacture the Housecall transmitters and receiving units.

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

        The Company maintains a rigorous quality assurance program. Board-certified cardiologists direct the Company's technologists with special training in the fields of cardiac pacing and electrophysiology. Each pacemaker-monitoring test is separately reviewed by a supervising technologist and a cardiologist. CEDS transmissions and Holter test results are evaluated by technologists under the supervision of cardiac care nurses and cardiologists. In order to comply with certain requirements of new federal regulations regarding independent diagnostic testing facilities (see "Government

Regulation"), the State of Connecticut has approved Raytel's training program for college credit toward a bachelor of science degree within the Connecticut state university system.

RAYTEL CARDIOVASCULAR FACILITIES

        The Company currently operates cardiac catheterization laboratory within a licensed acute care hospital and operates eight additional freestanding diagnostic cardiovascular facilities, one of which is associated with a multi-specialty medical practice in Florida which the Company owns and manages. Four of the seven cardiovascular diagnostic facilities are located in Texas and two are located in Louisiana.

        In September 1998, the Company entered into a revised 10-year management consulting agreement with GHCH in Southern California under which it is managing an on-site heart center. Effective March 27, 1999, Raytel and Granada Hills Community Hospital terminated the management consulting agreement as the result of a request for an advisory opinion from the Regional Office of the Health Care Finance Agency for Region IX. Raytel and GHCH entered into the 5-year consulting services agreement which provides for Raytel to perform certain specified consulting services to the hospital, including quality management and assurance, technology assessment and management, strategic planning and other services.

        In October 1997, the Company entered into a 10-year agreement with Baptist Hospital. Pursuant to this agreement, the Company developed and manages a fully integrated heart center with a cardiac catheterization laboratory. During 1998, Baptist Hospital merged with the Memorial Hermann Hospital System, based in Houston, Texas, and as a result of that merger, Memorial Hermann and the Company agreed to modify the existing management agreement. Effective February 27, 1999, the original agreement was terminated and effective March 1, 1999, a revised 3-year management services agreement was entered into between Raytel and Baptist Hospital. The revised agreement provides that Raytel will perform multiple functions at the Baptist Hospital to be designated the center of excellence for the management of cardiovascular disease. Raytel's responsibilities include the management of the center of excellence and the development of specialty clinics to support the cardiovascular program.

        Cardiovascular Diagnostic Facilities

        The Company operates three hospital-based cardiac catheterization laboratories and seven free-standing cardiovascular diagnostic facilities (the "Cardiovascular Diagnostic Facilities"). Cardiac catheterization utilizes catheters and sophisticated diagnostic instruments to evaluate the functioning of the heart and the coronary arteries. A narrow, flexible tube, or catheter, is inserted through a main artery in the leg or arm and guided into the patient's coronary arteries, where a cardiologist can use the catheter to perform various tests to diagnose the nature and extent of the patient's coronary artery disease.

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

        Two of the hospital-based Cardiovascular Diagnostic Facilities are located in Texas. Each is operated under contracts with the respective hospitals under which Raytel provides equipment, technical staff and certain management and administrative services. The hospitals provide space for the facility within the hospital, all supplies, and credentialing of physicians. The Company receives a fee from the hospital on a per procedure basis, and in one instance with a guaranteed minimum monthly payment. One contract expires in March 2000, and the other contract expires in December 2000. In addition to diagnostic catheterization procedures, one of these facilities currently performs pacemaker installations, peripheral vascular angioplasty and peripheral stent installations. There can be no assurance that the Company will be successful in negotiating extensions of the terms of the contracts.

        Physicians practicing at the Cardiovascular Diagnostic Facilities are not obligated to refer patients to or practice at these facilities and in many cases also practice at nearby hospitals.

        Northern California Heart Center

        In January 1996, the Company initiated the development of a diagnostic cardiac catheterization facility (the "Northern California Heart Center") in Fremont, California. In November 1996, the Company completed the construction of the facility. In September 1997, the regional office of Licensing and Certification of the California Department of Health Services denied the request for a license to operate the facility. The Company has filed an administrative appeal of the decision by the regional office and the status of the appeal is still pending. In addition, the Company filed a Petition for Writ of Mandate requesting that the Superior Court of California order the Department of Health Services to issue the appropriate license. The Superior Court denied the Company's request for a Writ of Mandate and returned the matter to the administrative appeals office of the Department of Health Services. In December 1997, the Company filed an appeal of the Department's decision denying the application for the appropriate license to operate the facility. In July 1998, the Company and the Department presented the case to an administrative law judge. Final briefs were submitted during November 1998 and a final decision of the administrative law judge was received in late March 1999. Nearly eight months after the administrative hearing, the administrative law judge for the California Department of Health Services issued its decision denying the Company's application for licensure of its freestanding cardiac catheterization laboratory in Fremont. See "Item 3. Legal Proceedings."

        Raytel Heart Center at Granada Hills Community Hospital

        Effective March 27, 1999, Raytel and GHCH terminated the management consulting agreement which they entered into effective September 1998, as the result of an advisory opinion from the Regional Office of the Health Care Finance Agency for Region IX which raised issues regarding the hospital's eligibility to continue to participate in the Medicare program. Effective with the termination of the management consulting agreement, the Company entered into a revised 5-year consulting services agreement with GHCH, pursuant to which Raytel provides consulting services to the hospital with regard to the operations of the hospital's integrated heart center. GHCH is a general acute care hospital located in the San Fernando Valley area of Los Angeles. The hospital's heart program includes cardiac catheterization procedures, stress testing, ultrasound and other diagnostic services, cardiovascular and cardiothoracic surgical procedures and cardiac rehabilitation programs.

        Raytel and GHCH entered into the 5-year Consulting Services Agreement which provides for Raytel to perform certain specified consulting services to Granada Hills Community Hospital, including quality management and assurance, technology assessment and management, strategic planning and other services. All medical services at the facility are the responsibility of the hospital and its medical staff.

        Through an affiliated medical group, the Company and GHCH entered into an exclusive agreement for Raytel to be the exclusive provider of cardiac surgery services at the hospital and to manage the hospital's cardiovascular surgery program. The Company has entered into an agreement with a leading cardiothoracic surgeon to provide the cardiac surgery services at the hospital. The initial term of the agreement coincides with the term of the consulting agreement with the hospital to perform consulting services regarding the heart program. The affiliated medical group is owned by David E.

Wertheimer, M.D., who purchased all of the shares of capital stock from F. David Rollo, M.D., who resigned in October 1999 as the Company's Executive Medical Director. The Company, through a subsidiary, provides management services to the medical group.

        Raytel Heart Center at The Baptist Hospital of Southeast Texas

        In October 1997, the Company entered into a 10-year agreement with The Baptist Hospital of Southeast Texas in Beaumont, Texas. Pursuant to this agreement, the Company developed and manages a fully integrated heart center with a cardiac catheterization laboratory. During 1998, The Baptist Hospital of Southeast Texas merged with the Memorial Hermann Hospital System, based in Houston, Texas, and as a result of that merger, Memorial Hermann and the Company agreed to modify the existing management agreement. Effective February 27, 1999, the original agreement was terminated and effective March 1, 1999, a revised 3-year management services agreement was entered into between Raytel and The Baptist Hospital of Southeast Texas. The revised agreement provides that Raytel will perform multiple functions at the Baptist Hospital to be designated the Center of Excellence for the management of cardiovascular disease. Raytel's responsibilities include the management of the Center of Excellence and the development of specialty clinics to support the cardiovascular program. The Baptist Hospital is a general acute care hospital. The hospital's heart program includes cardiac catheterization procedures, stress testing, ultrasound and other diagnostic services, cardiovascular and cardiothoracic surgical procedures and cardiac rehabilitation programs.

RAYTEL PHYSICIAN PRACTICE MANAGEMENT

        The Company continues to manage two cardiology practices, one in Beaumont, Texas, and the other in Granada Hills, California. Through its acquisition of CVI in August 1997, the Company acquired a 20-physician multi-specialty medical group, which focuses on cardiology, located in Port St. Lucie, Florida.

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

        Raytel Imaging Centers

        The Imaging Centers are located in four states. All of the Imaging Centers offer MRI services, and four offer other imaging modalities. The Company owns four of the Imaging Centers and holds its interests in the other three through investments in limited partnerships (the "Ventures"), to which the Company provides management services, including data processing, billing and collection, accounting, marketing services and operational supervision. The Ventures have terms that expire between 2008 and 2025.

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

BILLING AND COLLECTION

        The Company's cardiac monitoring and testing operations generate a high volume of relatively low-cost services delivered to patients living throughout the United States. The Company derives substantially all of its transtelephonic pacemaker monitoring, cardiac event detection services, and Holter monitoring revenues from Medicare and other third-party payors and, in most cases, renders bills to at least two payors for each procedure. In the year ended September 30, 1999 the Company generated more than one million bills to Medicare and other third-party payors related to these businesses. Accordingly, the Company's success in these businesses is substantially dependent upon the efficiency of its billing and collection systems.

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

        On January 9, 1998, the Health Care Financing Administration ("HCFA") published proposed rules implementing the Stark Law. The regulations have been published in proposed form and HCFA has solicited comments on the proposed regulations. The proposed regulations do not have the force of law, but they do provide information regarding the views of enforcement agencies, such as the OIG.

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

        Under current California regulations, the performance of cardiac catheterization procedures is generally restricted to licensed general acute care hospitals. In 1996, the Company applied for a license for its freestanding cardiac catheterization laboratory in Fremont, California under a pilot program. Although this pilot program was repealed in 1993, the Company believes that it meets all of the requirements for the granting of a license, because the entity holding the permit for such a facility was in active status as of December 31, 1993. In September 1997, the regional office of the California

Department of Health Services notified the Company by letter dated September 8, 1997 that its application for the license was denied. In December 1997, the Company filed an appeal of the Department's decision and filed a Petition for Writ of Mandate requesting that the Superior Court of California order the Department of Health Services to issue the appropriate license. The Superior Court denied the Company's request for a Writ of Mandate and returned the matter to the administrative appeals office of the Department of Health Services. In July 1998, the Company and the Department presented the case to an administrative law judge. Final briefs were submitted in November 1998 and a final decision of the administrative law judge was received in late March 1999. Nearly eight months after the administrative hearing, the administrative law judge for the California Department of Health Services issued its decision denying the Company's application for licensure of its freestanding cardiac catheterization laboratory in Fremont.

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

EMPLOYEES

        As of November 30, 1999, the Company employed approximately 765 full time equivalent employees. None of the Company's employees are covered by collective bargaining contracts.

ITEM 2. PROPERTIES

        The principal operations of the Company and its subsidiaries are conducted at facilities located in Windsor, Connecticut; New York, New York; Haddonfield, New Jersey; San Mateo, California; and Port St. Lucie, Florida. The Windsor facility, consisting of approximately 36,679 square feet, is occupied under a lease expiring in July 2004. The New York facility, consisting of approximately 23,300 square feet, is occupied under a lease expiring in September 2001. The Haddonfield facility, consisting of approximately 11,000 square feet, is occupied under a lease expiring in June 2000. The San Mateo facility, consisting of approximately 2,400 square feet, is occupied under a lease expiring in May 2003. The Port St. Lucie facility, consisting of approximately 25,400 square feet, is occupied under a lease expiring in December 2002. In addition, through seven of its consolidated Imaging Centers, the Company leases a total of approximately 31,000 square feet in facilities located in New York, New Jersey, California and Pennsylvania. Through its acquisition of CVI in August 1997, the Company acquired eight Cardiovascular Diagnostic Facilities in Texas, Louisiana, Maryland and Florida. The joint ventures that operate the Cardiovascular Diagnostic Facilities lease a total of approximately 89,000 square feet in these facilities. The Company generally considers its properties to be in good condition and suitable for the Company's anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

        In September 1997, the California Department of Health Services denied the Company's application for a license to operate a freestanding diagnostic catheterization facility in Fremont, California. The Company filed an administrative appeal requesting that the Department of Health Services reconsider the denial of the application by the regional office of Licensing and Certification. In addition, in November 1997, the Company filed a Petition for Writ of Mandate requesting that the Superior Court of the State of California for the County of Sacramento order the Department of Health Services to issue the appropriate license, or in the alternative, to find that the Department of Health Services lacks jurisdiction to regulate the operation of the diagnostic catheterization facility. The Court denied the Company's Petition for a Writ of Mandate and remanded the case the administrative law office of the Department of Health Services. In July 1998, the Company and the Department presented their case to an administrative law judge. Final briefs were filed in November 1998 and a final decision of the administrative law judge was received in late March 1999. Nearly eight months after the administrative hearing, the administrative law judge for the California Department of Health Services issued its decision denying the Company's application for licensure of its freestanding cardiac catheterization laboratory in Fremont.

        In November 1999, the Company filed a demand for arbitration against Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") with JAMS/Endispute, Inc. The Company provides management services to CCMG pursuant to a long-term management services agreement entered into between the parties in November 1996. The demand for arbitration asserts that Raytel is entitled to rescission, restitution and/or damages as a result of CCMG's material breaches of the management services agreement. Therefore, the Company does not expect that an adverse opinion in the arbitration will have a material adverse effect on the financial condition of the Company.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to information set forth under the heading "Stock Data Nasdaq Symbol: RTEL" on page 30 of the Company's 1999 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is incorporated by reference to the information set forth under the heading "Five Year Financial Summary" on page 5 of the Company's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference to information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 12 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

        The Company does not hold any marketable equity securities, foreign currencies, or derivative financial instruments in its investment portfolio. At the end of the fiscal year 1999, the Company did not hold any investments that are subject to interest rate risk, except for approximately $1,693,000 in investment grade commercial paper with maturities of less than 150 days. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. However, because commercial paper has such short maturities, the Company has the ability to hold its fixed income investments until maturity. Therefore, the Company would not expect to recognize an adverse impact in income or cash flows if there were an increase or decrease in interest rates. The Company has not issued any debt securities other than promissory notes with fixed interest rates in connection with certain acquisitions, and therefore does not have any interest rate risk with respect to this type of financing activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the financial statements and supplementary data on pages 13 to 29 of the Company's 1999 Annual Report to Stockholders.

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Proposal No. 1 - Election of Directors - Executive Officers and Directors."

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1. FINANCIAL STATEMENTS:

        Report of Independent Public Accountants

        Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997

        Consolidated Balance Sheets as of September 30, 1999 and 1998

        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

        Notes to Consolidated Financial Statements

        Supplementary Data: Quarterly Financial Data (unaudited)


        2. FINANCIAL STATEMENT SCHEDULES:

        Report of Independent Public Accountants

        Schedule II - Valuation and Qualifying Accounts


        3. EXHIBITS:

        The exhibits which are filed with this Form 10-K, or incorporated herein by reference, are set forth in the Exhibit Index, which immediately precedes the exhibits to this Report.


(b)     REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 1999

        The Company filed no report on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RAYTEL MEDICAL CORPORATION



Dated:  December 28, 1999           By:   /s/ RICHARD F. BADER
                                       ---------------------------------------
                                          Richard F. Bader
                                          Chairman and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated.

       SIGNATURE                                     TITLE                             DATE
 /s/ RICHARD F. BADER            Chairman of the Board and Chief Executive        December 28, 1999
------------------------         Officer (Principal Executive Officer)
  (Richard F. Bader)

/s/ JOHN F. LAWLER, JR.          Senior Vice President and Chief Financial        December 28, 1999
------------------------         Officer  (Principal Financial and Accounting
 (John F. Lawler, Jr.)           Officer)

   /s/ ALLAN ZINBERG             President, Chief Operating Officer and           December 28, 1999
------------------------         Director
    (Allan Zinberg)

/s/ DAVID E. WERTHEIMER          Senior Vice President and Director               December 28, 1999
------------------------
 (David E. Wertheimer)

   /s/ MARY M. LAMPE             Director                                         December 28, 1999
------------------------
    (Mary M. Lampe)
                                 Director                                         December 28, 1999
------------------------
   (Gene I. Miller)

 /s/ THOMAS J. FOGARTY           Director                                         December 28, 1999
------------------------
  (Thomas J. Fogarty)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Stockholders of Raytel Medical Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Raytel Medical Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated November 12, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The information reflected on the schedule has been subjected to the auditing procedures applied in the audits of the basic financial data, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               /s/ Arthur Andersen LLP
                               -------------------------
                               Arthur Andersen LLP

Hartford, Connecticut
November 12, 1999

                                                                     Schedule II


                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

              For the years ended September 30,1999, 1998 and 1997

                        VALUATION AND QUALIFYING ACCOUNTS


                                    Balance at      Charged to
                                    Beginning        Cost and                                                Balance at
                                    of Year          Expenses           Other (1)         Deductions         End of Year
DESCRIPTION
September 30, 1999                 $ 7,093,000       $ 6,467,000                          $(7,896,000)       $ 5,664,000
      Allowance for doubtful
      accounts

September 30, 1998
      Allowance for doubtful       $ 6,189,000       $ 5,767,000                          $(4,863,000)       $ 7,093,000
      accounts

September 30, 1997
      Allowance for doubtful       $ 5,855,000       $ 5,387,000       $ 1,946,000        $(6,999,000)       $ 6,189,000
      Accounts


        (1) The majority represents a reserve acquired in connection with the purchase of CVI on August 15, 1997.

                                INDEX TO EXHIBITS


EXHIBIT                         EXHIBIT TITLE
NUMBER

3.1(1)       Restated Certificate of Incorporation of the Registrant.

3.2(2)       Bylaws of the Registrant, as amended.

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

10.28(4) Joint Venture Agreement dated March 3, 1998 between Medical Imaging Partners, L.P. and California Medical Imaging Services, Inc., as amended, and related agreements.

10.30(4) MRI Diagnostic Partners I, L.P. 1986 Limited Partnership Agreement dated December 31, 1986, and related agreement and MRI Building Partners, L.P. 1986 Agreement of Limited Partnership dated December 31, 1986.

+10.38(5)    Master Transaction Agreement, dated as of August 21, 1996, but effective as of September 18, 1996, between and among Raytel
             Medical Corporation, Raytel Texas Physician Services, Inc., Raytel
             Southeast Management, L.P., Southeast Texas Cardiology Associates,
             P.A., Southeast Texas Cardiology Associates II, P.A., Rodolfo P.
             Sotolongo, M.D., Wayne S. Margolis, M.D., Michael L. Smith, M.D., and Miguel Castellanos, M.D.

+10.40(6)    Management Services Agreement, dated and effective as of September
             18, 1996, between Cardiology Management Partnership, a Texas general partnership, and Southeast Texas Cardiology Associates II,
             P.A., as assigned to Raytel Southeast Management, L.P.

*10.41(7)    Employee Stock Purchase Plan dated May 8, 1996

10.42(7) Amended and Restated Credit Agreement and form of Promissory Note dated August 14, 1996 among the Registrant, Bank of Boston Connecticut and Banque Paribas, and Bank of Boston Connecticut, as agent.

10.43(7) Promissory Note in the amount of $15,000,000 between the Registrant and Bank of Boston Connecticut dated September 2, 1996.

10.44(7) Promissory Note in the amount of $10,000,000 between the Registrant and Banque Paribas dated September 2, 1996.

10.45(8) First Amendment to Amended and Restated Credit Agreement dated June 4, 1997 among the Registrant, Bank of Boston Connecticut and Banque Paribas, and Bank of Boston Connecticut, as agent.

10.46(8) Second Amendment to Amended and Restated Credit Agreement, dated September 26, 1997 among the Registrant, Bank of Boston Connecticut and Banque Paribas, and Bank of Boston Connecticut, as agent.

10.47(8) Promissory Note in the amount of $27,000,000 between the Registrant and Bank of Boston Connecticut dated September 26, 1997.

10.48(8) Promissory Note in the amount of $18,000,000 between the Registrant and Banque Paribas dated September 26, 1997.

10.50(8) Noncompetition Agreement, dated as of August 15, 1997, by and between David E. Wertheimer and Raytel Medical Corporation

*10.51(8)    Employment Agreement, dated as of January 1, 1996, by and between
             David E. Wertheimer, M.D., and Heart Institute of Port St. Lucie,
             Inc., an indirect wholly-owned subsidiary of Registrant as a result of the CVI acquisition.

*10.52(9)    Employment Agreement dated as of March 1, 1998, by and between
             Swapan Sen and Raytel Medical Corporation.

*10.53(9)    Employment Agreement dated as of March 1, 1998, by and between F.
             David Rollo, M.D., Ph.D., and Raytel Medical Corporation.

*10.54(9)   Employment Agreement dated as of March 1, 1998, by and between
             Michael O. Kokesh and Raytel Medical Corporation.

10.55(10)    Third Amendment to Amended and Restated Credit Agreement, dated
             July 24, 1998 among the Registrant, Bank of Boston Connecticut and
             Banque Paribas, and BankBoston, as agent.

10.56(10)    Succession Agreement, dated July 1, 1998, by and among David E.
             Wertheimer, M.D., Advanced Magnetic Resonance Imaging, P.C., Raytel
             Medical Corporation and Raytel Imaging Holdings, Inc. as General
             Partner for Forest Hills Imaging Venture.

10.57(10)    Succession Agreement, dated February 3, 1997, by and among F. David
             Rollo, M.D., Raytel Medical Group, Inc., P.C., Raytel Medical
             Corporation and Raytel California Physician Services, Inc.

10.58 Fourth Amendment to Amended and Restated Credit Agreement, dated July 24, 1998 among the Registrant, Bank of Boston Connecticut and Banque Paribas, and BankBoston, as agent.

10.59 Commercial Office Lease dated July 19, 1999 between Registrant and USGC Joint Venture.

*10.60 Key Management Retention Agreement dated as of September 1, 1999, by and between Swapan Sen and Raytel Medical Corporation.

*10.61 Key Management Retention Agreement dated as of September 1, 1999, by and between David E. Wertheimer, M.D. and Raytel Medical Corporation.

*10.62 Key Management Retention Agreement dated as of September 1, 1999, by and between John F. Lawler, Jr. and Raytel Medical Corporation.

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


(1) Incorporated by reference to identically numbered exhibit to the Registrant's Form 10-Q Report for the quarter ended December 31, 1995.

(2) Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Report filed on October 23, 1998 (the "October 1998 Form 8-K").

(3)     Incorporated by reference to Exhibit 1 to the October 1998 Form 8-K.

(4) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, No. 33-97860, which became effective on November 30, 1995 (the "1995 Registration Statement").

(5) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K Report filed on October 3, 1996 (the "October 1996 Form 8-K").

(6)     Incorporated by reference to Exhibit 2.3 to the October 1996 Form 8-K.

(7) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1996.

(8) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1997.

(9)     Incorporated by reference to Exhibit 2.1 to the March 1998 Form 10-Q.

(10) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1998.