Form 10-Q
period 1999-12-31
RAYTEL MEDICAL CORP
filed 2000-02-14
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended December 31, 1999; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________________ to ___________________.

                         Commission File Number: 0-27186
                                                ---------

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

Yes  X       No
   -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                          SHARES OUTSTANDING AS OF JANUARY 28, 2000
      -----                          -----------------------------------------
  COMMON STOCK
($.001 PAR VALUE)                                     8,746,344

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                              PAGE
                                                                              ----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          December 31, 1999 and September 30, 1999.............................3

          Condensed Consolidated Statements of Operations
          for the three months ended December 31, 1999 and 1998................4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended December 31, 1999 and 1998................5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................7


Item 3.   Quantitative and Qualitative Disclosures about Market Risks..........12



                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................13

SIGNATURE......................................................................14

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
                                 (000'S OMITTED)

                                     ASSETS

                                                          DECEMBER 31,   SEPTEMBER 30,
                                                             1999            1999
                                                          ------------   ------------
                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                $   5,650       $   6,110
  Receivables, net                                            35,059          34,858
  Prepaid expenses and other                                   3,006           3,143
                                                           ---------       ---------
         Total current assets                                 43,715          44,111

Property and equipment, less accumulated
  depreciation and amortization                               20,620          22,239
Intangible assets, less accumulated
  amortization                                                50,581          51,388
Other                                                             48              45
                                                           ---------       ---------
         Total assets                                      $ 114,964       $ 117,783
                                                           =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                              $   1,464       $   2,124
  Accounts payable                                             4,499           3,793
  Accrued compensation and benefits                            2,962           3,391
  Accrued liabilities                                          5,992           6,204
                                                           ---------       ---------
         Total current liabilities                            14,917          15,512

Long-term debt and capital lease obligations,
  net of current portion                                      24,934          27,246
Deferred liabilities                                              28             129
Minority interest in consolidated entities                     2,152           2,867
                                                           ---------       ---------
         Total liabilities                                    42,031          45,754
                                                           ---------       ---------

Stockholders' equity:
  Common stock                                                     9               9
  Additional paid-in capital                                  62,057          62,053
  Common stock to be issued                                    1,045           1,045
  Retained earnings                                           13,444          12,544
                                                           ---------       ---------
                                                              76,555          75,651
  Less treasury stock, at cost                                (3,622)         (3,622)
                                                           ---------       ---------
         Total stockholders' equity                           72,933          72,029
                                                           ---------       ---------
         Total liabilities and
            stockholders' equity                           $ 114,964       $ 117,783
                                                           =========       =========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                                   DECEMBER 31,
                                             -----------------------
                                               1999           1998
                                             --------       --------
Revenues:
  Cardiac information services               $ 10,441       $ 11,717
  Diagnostic imaging services                   5,332          4,780
  Heart facilities and other                    8,112          9,308
                                             --------       --------
         Total revenues                        23,885         25,805
                                             --------       --------

Costs and expenses:
  Operating costs                              10,402         11,844
  Selling, general and administrative           9,376          9,115
  Depreciation and amortization                 2,188          2,069
                                             --------       --------
         Total costs and expenses              21,966         23,028
                                             --------       --------

  Operating income                              1,919          2,777

Interest expense                                  553            672
Other expense (income)                           (253)          (177)
Minority interest                                 144             69
                                             --------       --------
  Income before income taxes                    1,475          2,213

Provision for income taxes                        575            863
                                             --------       --------
  Net income                                 $    900       $  1,350
                                             ========       ========
  Net income per share:
         Basic                               $    .10       $    .16
                                             ========       ========
         Diluted                             $    .10       $    .15
                                             ========       ========
Weighted average shares:
         Basic                                  8,745          8,667
                                             ========       ========
         Diluted                                8,939          9,077
                                             ========       ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                 DECEMBER 31,
                                                            ---------------------
                                                             1999          1998
                                                            -------       -------
Cash flows from operating activities:
  Net income                                                $   900       $ 1,350
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           2,188         2,069
      Minority interest                                         144            69
      Pay out of deferred compensation                           --        (1,245)
      Other, net                                                (20)           (2)
      Changes in operating accounts:
          Receivables, net                                     (547)        2,452
          Prepaid expenses and other                             90           570
          Accounts payable                                      756          (460)
          Accrued liabilities and other                          42           993
                                                            -------       -------
             Net cash provided by operating activities        3,553         5,796
                                                            -------       -------

Cash flows from investing activities:
  Capital expenditures                                         (962)       (2,080)
  Other, net                                                    100            (4)
                                                            -------       -------
             Net cash used in investing activities             (862)       (2,084)
                                                            -------       -------

Cash flows from financing activities:
  Income distributions to noncontrolling investors             (937)         (466)
  Paydown of line of credit                                  (1,802)       (2,648)
  Principal repayments of debt                                 (417)         (392)
  Other, net                                                      5            47
                                                            -------       -------
             Net cash used in financing activities           (3,151)       (3,459)
                                                            -------       -------
Net increase (decrease) in cash and cash equivalents           (460)          253
Cash and cash equivalents at beginning of period              6,110         7,463
                                                            -------       -------
Cash and cash equivalents at end of period                  $ 5,650       $ 7,716
                                                            =======       =======

     The accompanying unaudited condensed consolidated financial statements of Raytel Medical Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

     For the three months ended December 31, 1999 and 1998, basic and diluted earnings per share are calculated as follows:

                                                  For the three months
                                                   ended December 31,
                                                  --------------------
(000's omitted, except per share amounts)           1999        1998
                                                   ------      ------
BASIC EARNINGS PER SHARE:

Net income                                         $  900      $1,350
                                                   ======      ======
Weighted average shares outstanding                 8,745       8,667
                                                   ======      ======
Per share                                          $  .10      $  .16
                                                   ======      ======

DILUTED EARNINGS PER SHARE:

Net income                                         $  900      $1,350
                                                   ======      ======
Weighted average shares outstanding                 8,745       8,667
Shares to be issued                                   144         151
Options                                                50         259
Warrants                                               --          --
                                                   ------      ------
                                                    8,939       9,077
                                                   ======      ======
Per share                                          $  .10      $  .15
                                                   ======      ======

     Certain options and warrants to purchase shares of common stock were outstanding during the three months ended December 31, 1999 and 1998, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants outstanding and their exercise prices are as follows:

                                                     For the three months
                                                      ended December 31,
                                                   ------------------------
(000's omitted, except per share amounts)           1999              1998
                                                   ------            ------
Options and warrants outstanding                   995,443           482,814
Range of exercise prices                        $3.625-$13.50    $4.75 - $13.50

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

OVERVIEW

     The Company generates its revenues from cardiac information services which includes telephonic monitoring services for cardiac pacemaker patients ("Pacing"), cardiac event detection services ("CEDS") and Holter, diagnostic imaging services and from heart facilities.

     Following the Company's initial public offering in December 1995, the Company has entered into a series of transactions which expanded its heart center and physician practice management businesses. As a result, revenue is being provided from: Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II P.A. ("SETCA") beginning on September 18, 1996; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997, which included the multi-specialty physician clinic, Heart and Family Health Institute ("HFHI") and seven cardiovascular diagnostic facilities.

     Under certain practice management contracts, revenues are recognized pursuant to long-term arrangements with physician groups under which the Company provides the physician group with a full range of services, including, but not limited to, office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. In the case of SETCA and CCMG, the Company's practice management revenues are derived from the physician groups' revenues, generally as a purchased service, except for certain physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under the above management services arrangements, the Company's practice management revenues represent approximately 83% and 66% of the revenues of the physician groups for the three months ended December 31, 1999 and 1998, respectively. For HFHI, the Company recognizes 100% of all medical revenue as the physicians are employees of the Company.

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

     Effective March 27, 1999, the Company entered into a revised agreement with RHCGH. The new agreement results in significantly lower revenues and expenses than revenues and expenses recognized under the previous agreements. However, under the new agreement, the Company expects to generate income. Under the old agreements, operating expenses were in excess of revenues.

     In November 1999, the Company filed a demand for arbitration against CCMG with JAMS/Endispute, Inc. The Company provides management services to CCMG pursuant to a long-term management services agreement entered into between the parties in November 1996. The demand for arbitration asserts that Raytel is entitled to rescission, restitution and/or damages as a result of CCMG's material breaches of the management services agreement. The Company does not expect that an adverse opinion in the arbitration will have a material adverse effect on the financial condition of the Company.

RESULTS OF OPERATIONS

     Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

     Revenues. For the three months ended December 31, 1999, total revenues were $23,885,000 compared to $25,805,000 for the three months ended December 31, 1998, representing a decrease of $1,920,000, or 7.4%.

     Cardiac information services revenues were $10,441,000 for the three months ended December 31, 1999, compared to $11,717,000 for the three months ended December 31, 1998, a decrease of $1,276,000, or 10.9%. The decrease in revenues for cardiac information services was due primarily to lower revenues from CEDS as a result of lower test volumes, and lower revenues from Pacing due to a decrease in test volumes as well as lower reimbursement rates. Diagnostic imaging services revenue was $5,332,000 for the three months ended December 31, 1999, compared to $4,780,000 for the three months ended December 31, 1998, an increase of $552,000, or 11.5%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $8,112,000 for the three months ended December 31, 1999, compared to $9,308,000 for the three months ended December 31, 1998, a decrease of $1,196,000, or 12.8%, due primarily to lower revenue at RHCGH due to the amended agreement partially offset by an increase in revenue at HFHI.

     Operating Expenses. Operating costs and selling, general and administrative expenses decreased by $1,181,000, or 5.6%, from $20,959,000 for the three months ended December 31, 1998 to $19,778,000 for the three months ended December 31, 1999, due primarily to lower expenses at RHCGH due to the amended agreement, partially offset by slight increases in costs and expenses in diagnostic imaging services, HFHI and cardiac information services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 81.2% for the three months ended December 31, 1998 to 82.8% for the three months ended December 31, 1999. At RHCGH operating expenses were slightly in excess of revenues for the period ended December 31, 1998.

     Depreciation and Amortization. Depreciation and amortization expense increased by $119,000, or 5.8%, from $2,069,000 for the three months ended December 31, 1998 to $2,188,000 for the three months ended December 31, 1999, and increased as a percentage of revenues from 8.0% for the three months ended December 31, 1998 to 9.2% for the three months ended December 31, 1999.

     Operating Income. As a result of the foregoing factors, operating income decreased by $858,000, or 30.9% from $2,777,000 for the three months ended December 31, 1998 to $1,919,000 for the three months ended December 31, 1999.

     Interest Expense. Interest expense decreased by $119,000, or 17.7%, from $672,000 for the three months ended December 31, 1998 to $553,000 for the three months ended December 31, 1999 due primarily to a decrease in debt.

     Other Expense (Income). Other income increased by $76,000 due primarily to a series of insignificant items.

     Minority Interest. Minority interest increased by $75,000, from $69,000 for the three months ended December 31, 1998 to $144,000 for the three months ended December 31, 1999 due primarily to increased income in a certain cardiovascular diagnostic facility.

     Income Taxes. The provision for income taxes decreased by $288,000, or 33.4%, from $863,000 for the three months ended December 31, 1998 to $575,000 for the three months ended December 31, 1999 as a result of a lower taxable income.

     Net Income. As a result of the foregoing factors, net income decreased by $450,000, or 33.3%, from $1,350,000 for the three months ended December 31, 1998 to $900,000 for the three months ended December 31, 1999.

SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different services. The Company has three reportable segments: Cardiac Information Services ("Information"), Diagnostic Imaging Services ("Imaging") and Heart Facilities and Other ("Facilities"). The Information segment provides remote cardiac monitoring and testing services utilizing telephonic and Internet communication technology. The Imaging segment operates a network of imaging centers throughout the United States. The Facilities segment provides diagnostic, therapeutic and patient management services primarily associated with cardiovascular disease.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 of the Company's 1999 Annual Report) except that the Company does not allocate all interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The difference is due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings before income taxes (in thousands):

                                                 Information       Imaging       Facilities         Total
                                                 -----------       -------       ----------         -----
For the three months ended December 31,1999:
  Net revenue                                     $  10,441       $   5,332       $   8,112       $  23,885
  Total operating expenses                            8,716           3,912           6,144          18,772
                                                  ---------       ---------       ---------       ---------
  Segment contribution                                1,725           1,420           1,968           5,113

  Depreciation and amortization                         736             418             952           2,106
  Interest expense                                       --              72             137             209
  Minority interest/other expense (income)              (12)            (26)            (48)            (86)
                                                  ---------       ---------       ---------       ---------
  Segment profit                                  $   1,001       $     956       $     927       $   2,884
                                                  =========       =========       =========       =========
  Segment assets                                  $  38,368       $  14,701       $  57,272       $ 110,341
                                                  =========       =========       =========       =========
  Capital expenditures                            $     655       $     265       $      39       $     959
                                                  =========       =========       =========       =========

                                                 Information       Imaging       Facilities         Total
                                                 -----------       -------       ----------         -----
For the three months ended December 31, 1998:
  Net revenue                                     $  11,717       $   4,780       $   9,308       $  25,805
  Total operating expenses                            8,217           3,629           7,991          19,837
                                                  ---------       ---------       ---------       ---------
  Segment contribution                                3,500           1,151           1,317           5,968

  Depreciation and amortization                         695             456             881           2,032
  Interest expense                                       --               3             184             187
  Minority interest/other expense (income)              (79)            (38)             29             (88)
                                                  ---------       ---------       ---------       ---------
  Segment profit                                  $   2,884       $     730       $     223       $   3,837
                                                  =========       =========       =========       =========
  Segment assets                                  $  37,716       $  15,251       $  62,333       $ 115,300
                                                  =========       =========       =========       =========
  Capital expenditures                            $     562       $     817       $     671       $   2,050
                                                  =========       =========       =========       =========

                                             THREE MONTHS ENDED DECEMBER 31,
                                             -------------------------------
                                                  1999          1998
                                                 -------       -------
Segment profit                                   $ 2,884       $ 3,837
Unallocated amounts:
    Corporate general and administrative           1,006         1,122
    Corporate depreciation and amortization           82            37
    Corporate interest expense                       344           485
    Corporate other expense (income)                 (23)          (20)
                                                 -------       -------
Earnings before income taxes                     $ 1,475       $ 2,213
                                                 =======       =======


BUSINESS ENVIRONMENT AND FUTURE RESULTS

     The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Revenue from the Company's Pacing operations during certain periods of the last three fiscal years has been negatively impacted by Medicare reimbursement rate reductions. Reimbursement rate reductions applicable to the Company's Pacing procedures became effective on January 1, 1997. These reductions had a negative effect on the Company's operating results for the last three quarters of fiscal 1997 and for the first quarter of fiscal 1998. The Company's Pacing operations have been favorably impacted for the period January 1, 1998 to December 31, 1998 due to an increase in Medicare reimbursement rates effective January 1, 1998. However, a slight decrease in these rates became effective on January 1, 1999, thereby having a negative effect on Pacing revenue for calendar 1999. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

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

     A key element of the Company's long-range strategy was the development and operation of integrated heart centers and the acquisition of healthcare providers specializing in cardiology related services and the assets of physician practices and other businesses related to its current operations. The success of the Company's existing heart centers and physician practices depends upon several factors, including the Company's ability to: obtain and operate in compliance with appropriate licenses; control costs and realize operating efficiencies; educate patients, referring physicians and third-party payors about the benefits of such heart centers; and provide cost-effective services that meet or exceed existing standards of care.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company acquired CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000 and CVI in August 1997 for cash in the amount of $16,980,000 plus $280,000 paid during fiscal 1998. At December 31, 1999, the Company had working capital of $28,798,000, compared to $28,599,000 at September 30, 1999. At December 31, 1999, the Company had cash and temporary cash investments of $5,650,000. At December 31, 1999, $17,245,000 was outstanding under the Company's line of credit.

     The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first few months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters and the collection of these receivables primarily during the subsequent fourth fiscal quarter.

     The Company has a revolving line of credit with two banks in the amount of $45,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit expires in August 2001 at which time any outstanding balance will be due and payable.

     The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops and opens new heart centers or acquires existing heart centers, physician practices or other businesses, if any. The Company believes that its cash and cash equivalent balances, together with amounts available from bank borrowings and cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through fiscal 2000.

YEAR 2000 COMPLIANCE

     The Company, to date, has not experienced any significant Year 2000 problems. However, there can be no assurance that the Company will not experience any significant problems as it moves forward into Year 2000.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS:

          The following exhibits are filed as a part of this Report:

          Exhibit
          Number                             Title
          -------                            -----
           10.63      Employment Agreement dated as of August 4, 1999, by and
                      between Allan Zinberg and Raytel Medical Corporation

           10.64 Consulting Agreement dated as of January 1, 2000 by and between Allan Zinberg and Raytel Medical Corporation

           27         Financial data schedule


     b.   REPORTS ON FORM 8-K:

          The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RAYTEL MEDICAL CORPORATION



Dated: February 10, 2000                        By: /s/ JOHN F. LAWLER, JR.
                                                   -----------------------------
                                                   John F. Lawler, Jr.
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (duly authorized officer and
                                                   principal financial officer)

                                 EXHIBIT INDEX

          Exhibit
          Number                             Title
          -------                            -----
           10.63      Employment Agreement dated as of August 4, 1999, by and
                      between Allan Zinberg and Raytel Medical Corporation

           10.64 Consulting Agreement dated as of January 1, 2000 by and between Allan Zinberg and Raytel Medical Corporation

           27         Financial data schedule