Form 10-Q
period 2000-03-31
RAYTEL MEDICAL CORP
filed 2000-05-15
CIK 1002017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 2000; or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________________ to ___________________.

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

Yes    [X]   No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                          SHARES OUTSTANDING AS OF APRIL 28, 2000
          -----                          ---------------------------------------
       COMMON STOCK
    ($.001 PAR VALUE)                                  8,747,523

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                             PAGE
                                                                                             ----

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of
            March 31, 2000 and September 30, 1999 ........................................     3

        Condensed Consolidated Statements of Operations
           for the three months and the six months ended March 31, 2000 and 1999 .........     4

        Condensed Consolidated Statements of Cash Flows
           for the six months ended March 31, 2000 and 1999 ..............................     5


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................................     7

Item 3: Quantitative and Qualitative Disclosures about Market Risks ......................    14


                                  PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ..............................    14

Item 6. Exhibits and Reports on Form 8-K .................................................    15

SIGNATURE ................................................................................    16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND SEPTEMBER 30, 1999
                                 (000'S OMITTED)

                                     ASSETS


                                                                       MARCH 31,     SEPTEMBER 30,
                                                                         2000            1999
                                                                       ---------     -------------
                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents                                            $   6,207       $   6,110
  Receivables, net                                                        35,845          34,858
  Prepaid expenses and other                                               3,441           3,143
                                                                       ---------       ---------
        Total current assets                                              45,493          44,111

Property and equipment, less accumulated
  depreciation and amortization                                           20,611          22,239
Intangible assets, less accumulated
  amortization                                                            49,710          51,388
Other                                                                         51              45
                                                                       ---------       ---------
        Total assets                                                   $ 115,865       $ 117,783
                                                                       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations      $   1,363       $   2,124
  Accounts payable                                                         4,351           3,793
  Accrued compensation and benefits                                        3,655           3,391
  Accrued liabilities                                                      5,975           6,204
                                                                       ---------       ---------
        Total current liabilities                                         15,344          15,512

Long-term debt and capital lease obligations, net
    of current portion                                                    24,518          27,246
Deferred liabilities                                                          16             129
Minority interest in consolidated entities                                 2,240           2,867
                                                                       ---------       ---------
        Total liabilities                                                 42,118          45,754
                                                                       ---------       ---------

Stockholders' equity:
  Common stock                                                                 9               9
  Additional paid-in capital                                              62,060          62,053
  Common stock to be issued                                                  976           1,045
  Retained earnings                                                       14,324          12,544
                                                                       ---------       ---------
                                                                          77,369          75,651
  Less treasury stock, at cost                                            (3,622)         (3,622)
                                                                       ---------       ---------
        Total stockholders' equity                                        73,747          72,029
                                                                       ---------       ---------
        Total liabilities and stockholders' equity                     $ 115,865       $ 117,783
                                                                       =========       =========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  MARCH 31,                     MARCH 31,
                                           -----------------------       -----------------------
                                             2000           1999           2000           1999
                                           --------       --------       --------       --------
Revenues:
  Cardiac information services             $ 10,564       $ 11,024       $ 21,005       $ 22,741
  Diagnostic imaging services                 5,521          4,990         10,853          9,770
  Heart facilities and other                  8,543         11,042         16,655         20,350
                                           --------       --------       --------       --------
        Total revenues                       24,628         27,056         48,513         52,861
                                           --------       --------       --------       --------

Costs and expenses:
  Operating costs                            10,928         12,704         21,330         24,548
  Selling, general and administrative         9,351          9,451         18,727         18,566
  Depreciation and amortization               2,220          2,063          4,408          4,132
                                           --------       --------       --------       --------
        Total costs and expenses             22,499         24,218         44,465         47,246
                                           --------       --------       --------       --------

  Operating income                            2,129          2,838          4,048          5,615

Interest expense                                548            614          1,101          1,286
Other expense (income)                         (134)          (360)          (387)          (537)
Minority interest                               272            382            416            451
                                           --------       --------       --------       --------
  Income before income taxes                  1,443          2,202          2,918          4,415

Provision for income taxes                      563            859          1,138          1,722
                                           --------       --------       --------       --------
  Net income                               $    880       $  1,343       $  1,780       $  2,693
                                           ========       ========       ========       ========

Net income per share:
  Basic                                    $    .10       $    .15       $    .20       $    .31
                                           ========       ========       ========       ========
  Diluted                                  $    .10       $    .15       $    .20       $    .30
                                           ========       ========       ========       ========

Weighted average shares:
  Basic                                       8,746          8,709          8,746          8,688
                                           ========       ========       ========       ========
  Diluted                                     8,939          9,076          8,939          9,076
                                           ========       ========       ========       ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                          MARCH 31,
                                                                     2000           1999
                                                                   --------       --------
Cash flows from operating activities:
  Net income                                                       $  1,780       $  2,693
    Adjustments to reconcile net income to net cash provided
      by operating activities:
     Depreciation and amortization                                    4,408          4,132
     Minority interest                                                  416            451
     Pay out of deferred compensation                                    --         (1,245)
     Other, net                                                         (40)           (22)
     Changes in operating accounts:
       Receivables, net                                              (1,334)        (1,791)
       Prepaid expenses and other                                      (344)           463
       Accounts payable                                                 609           (215)
       Accrued liabilities and other                                    816           (235)
                                                                   --------       --------
          Net cash provided by operating activities                   6,311          4,231
                                                                   --------       --------

Cash flows from investing activities:
  Capital expenditures                                               (2,373)        (6,165)
  Other, net                                                             76            (20)
                                                                   --------       --------
          Net cash used in investing activities                      (2,297)        (6,185)
                                                                   --------       --------

Cash flows from financing activities:
  Income distributions to noncontrolling investors                   (1,121)          (881)
  Proceeds from (paydown of) line of credit                          (1,895)           356
  Proceeds from (principal repayments of) debt                         (841)         2,974
  Other, net                                                            (60)           119
                                                                   --------       --------
          Net cash provided by (used in) financing activities        (3,917)         2,568
                                                                   --------       --------
Net increase in cash and cash equivalents                                97            614
Cash and cash equivalents at beginning of period                      6,110          7,463
                                                                   --------       --------
Cash and cash equivalents at end of period                         $  6,207       $  8,077
                                                                   ========       ========

    The accompanying unaudited condensed consolidated financial statements of Raytel Medical Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

    For the three months and six months ended March 31, 2000 and 1999, basic and diluted earnings per share are calculated as follows:

                                                 FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                    ENDED MARCH 31,             ENDED MARCH 31,
                                                 --------------------        --------------------
                                                  2000          1999          2000          1999
                                                 ------        ------        ------        ------
(000's omitted, except per share amounts)
BASIC EARNINGS PER SHARE:

Net income                                       $  880        $1,343        $1,780        $2,693
                                                 ======        ======        ======        ======
Weighted average shares outstanding               8,746         8,709         8,746         8,688
                                                 ======        ======        ======        ======
Per share                                        $  .10        $  .15        $  .20        $  .31
                                                 ======        ======        ======        ======

DILUTED EARNINGS PER SHARE:

Net income                                       $  880        $1,343        $1,780        $2,693
                                                 ======        ======        ======        ======
Weighted average shares outstanding               8,746         8,709         8,746         8,688
Shares to be issued                                 137           151           140           151
Options                                              56           216            53           237
                                                 ------        ------        ------        ------
                                                  8,939         9,076         8,939         9,076
                                                 ======        ======        ======        ======
Per share                                        $  .10        $  .15        $  .20        $  .30
                                                 ======        ======        ======        ======

    Certain options and warrants to purchase shares of common stock were outstanding during the three months and six months ended March 31, 2000 and 1999, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants outstanding and their exercise prices are as follows:

                                              FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                 ENDED MARCH 31,                           ENDED MARCH 31,
                                      ------------------------------------      ------------------------------------
                                           2000                 1999                 2000                 1999
                                      ---------------      ---------------      ---------------      ---------------
Options and warrants outstanding          966,305              481,456              980,874              482,135
Range of exercise prices              $3.563 - $13.50      $4.625 - $13.50      $3.563 - $13.50      $4.625 - $13.50

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

OVERVIEW

     The Company generates its revenues from cardiac information services (which includes telephonic monitoring services for cardiac pacemaker patients ("Pacing"), cardiac event detection services ("CEDS") and Holter), diagnostic imaging services and from heart facilities.

     Following the Company's initial public offering in December 1995, the Company has entered into a series of transactions which expanded its heart center and physician practice management businesses. As a result, revenue is also being provided from: Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II L.L.P. ("SETCA") beginning on September 18, 1996; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997, which included the multi-specialty physician clinic, Heart and Family Health Institute ("HFHI") and six cardiovascular diagnostic facilities.

     Under certain practice management contracts, revenues are recognized pursuant to long-term arrangements with physician groups under which the Company provides the physician group with a full range of services, including, but not limited to, office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. In the case of SETCA and CCMG, the Company's practice management revenues are derived from the physician groups' revenues, generally as a purchased service, except for certain physician compensation and employment benefits, which are paid by the physician group on a priority basis. Under the above management services arrangements, the Company's practice management revenues represent approximately 67% and 68% of the revenues of the physician groups for the three months ended March 31, 2000 and 1999, respectively and approximately 75% and 67% for the six months ended March 31, 2000 and 1999, respectively. For HFHI, the Company recognizes 100% of all medical revenue as the physicians are employees of the Company.

     On October 9, 1997, the Company announced it had entered into an agreement with The Baptist Hospital of Southeast Texas ("Baptist") to develop a Raytel Cardiovascular Center at the hospital. Under the agreement, Raytel was to manage the cardiovascular center, which will provide the entire continuum of cardiovascular services, including diagnostic, therapeutic and patient management programs. Among other duties, Raytel was to be responsible for the day-to-day operations of the heart center, including administrative support, information systems management, marketing and public relations activities. The Company began operations at Baptist during its fourth quarter of fiscal 1998. Due to a merger between Baptist and the Memorial Hermann Hospital System, a modified agreement became effective March 1, 1999. Therefore, during the first five months of fiscal 1999, the Company only recognized revenue to the extent of expenses. Effective March 1, 1999, the Company is recognizing revenue based on the modified agreement which calls for the Company to manage portions of the cardiovascular surgery and cardiology programs at Baptist and to develop and manage specialty clinics to support the cardiovascular program.

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

     The Company is currently engaged in discussions with SETCA, the physician practice in Beaumont, Texas, which Raytel manages through a wholly-owned subsidiary. SETCA has asserted the right to terminate the management services agreement pursuant to an alleged oral agreement with Raytel. Raytel disputes SETCA's right to terminate the management services agreement and has proposed a sale of the management subsidiary either to SETCA or to its member physicians. In the event that the parties are unable to resolve these issues amicably, litigation may ensue. Any such litigation could be costly and time-consuming. Should the outcome of the litigation be adverse to Raytel, the management services agreement would be terminated. In any event, should the current discussions or the potential litigation result in a termination of the management services arrangement between Raytel and SETCA, Raytel would record a material non-recurring, non-cash charge.

     The net income from CCMG and SETCA was immaterial for the 3 months and 6 months ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

     Revenues. For the three months ended March 31, 2000, total revenues were $24,628,000 compared to $27,056,000 for the three months ended March 31, 1999, representing a decrease of $2,428,000, or 9.0%.

     Cardiac information services revenues were $10,564,000 for the three months ended March 31, 2000, compared to $11,024,000 for the three months ended March 31, 1999, a decrease of $460,000, or 4.2%. The decrease in revenues for cardiac information services was due primarily to lower revenues from CEDS as a result of lower test volumes. Diagnostic imaging services revenue was $5,521,000 for the three months ended March 31, 2000, compared to $4,990,000 for the three months ended March 31, 1999, an increase of $531,000, or 10.6%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $8,543,000 for the three months ended March 31, 2000, compared to $11,042,000 for the three months ended March 31, 1999, a decrease of $2,499,000 or 22.6%, due primarily to lower revenue at RHCGH due to the amended agreement and, to a lesser extent, decreased revenue at certain cardiovascular diagnostic facilities, partially offset by an increase in revenue from HFHI.

     Operating Expenses. Operating costs and selling, general and administrative expenses decreased by $1,876,000, or 8.5%, from $22,155,000 for the three months ended March 31, 1999 to $20,279,000, for the three months ended March 31, 2000 due primarily to lower expenses at RHCGH due to the amended agreement, partially offset by increases in costs and expenses in diagnostic imaging services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased slightly from 81.9% for the three months ended March 31, 1999 to 82.3% for the three months ended March 31, 2000. At RHCGH, operating expenses were slightly in excess of revenues for the period ended March 31, 1999.

     Depreciation and Amortization. Depreciation and amortization expense increased by $157,000, from $2,063,000 for the three months ended March 31, 1999 to $2,220,000 for the three months ended March 31, 2000, and increased as a percentage of revenues from 7.6% for the three months ended March 31, 1999 to 9.0% for the three months ended March 31, 2000.

     Operating Income. As a result of the foregoing factors, operating income decreased by $709,000, or 25.0%, from $2,838,000 for the three months ended March 31, 1999 to $2,129,000 for the three months ended March 31, 2000.

     Interest Expense. Interest expense decreased by $66,000, or 10.7% from $614,000 for the three months ended March 31, 1999 to $548,000 for the three months ended March 31, 2000 due primarily to a decrease in the average amount of debt outstanding.

     Other expense (income). Other income decreased by $226,000, from $360,000 for the three months ended March 31, 1999 to $134,000 for the three months ended March 31, 2000 due primarily to a series of insignificant items.

     Minority interest. Minority interest decreased by $110,000, or 28.8%, from $382,000 for the three months ended March 31, 1999 to $272,000 for the three months ended March 31, 2000 due primarily to the decreased income in certain cardiovascular diagnostic facilities.

     Income Taxes. The provision for income taxes decreased by $296,000, or 34.5%, from $859,000 for the three months ended March 31, 1999 to $563,000 for the three months ended March 31, 2000 as a result of decreased taxable income.

     Net Income. As a result of the foregoing factors, net income decreased by $463,000, or 34.5%, from $1,343,000 for the three months ended March 31, 1999 to $880,000 for the three months ended March 31, 2000.

     Six Months Ended March 31, 2000 Compared to Six Months Ended March 31,
1999.

     Revenues. For the six months ended March 31, 2000, total revenues were $48,513,000 compared to $52,861,000 for the six months ended March 31, 1999, representing a decrease of $4,348,000, or 8.2%.

     Cardiac information services revenues were $21,005,000 for the six months ended March 31, 2000, compared to $22,741,000 for the six months ended March 31, 1999, a decrease of $1,736,000, or 7.6%. The decrease in revenues for cardiac information services was due primarily to lower revenues from CEDS as a result of lower test volumes, and, to a lesser extent, lower revenues from Pacing due to a decrease in test volumes, as well as lower reimbursement rates. Diagnostic imaging services revenue was $10,853,000 for the six months ended March 31, 2000, compared to $9,770,000 for the six months ended March 31, 1999, an increase of $1,083,000, or 11.1%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $16,655,000 for the six months ended March 31, 2000, compared to $20,350,000 for the six months ended March 31, 1999, a decrease of $3,695,000 or 18.2%, due primarily to lower revenue at RHCGH due to the amended agreement partially offset by an increase in revenue from HFHI.

     Operating Expenses. Operating costs and selling, general and administrative expenses decreased by $3,057,000, or 7.1%, from $43,114,000 for the six months ended March 31, 1999 to $40,057,000 for the six months ended March 31, 2000, due primarily to lower expenses at RHCGH due to the amended agreement, partially offset by increases in costs and expenses in diagnostic imaging services, HFHI and cardiac information services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 81.6% for the six months ended March 31, 1999 to 82.6% for the six months ended March 31, 2000. At RHCGH, operating expenses were slightly in excess of revenues for the six months ended March 31, 1999.

     Depreciation and Amortization. Depreciation and amortization expense increased by $276,000, from $4,132,000 for the six months ended March 31, 1999 to $4,408,000 for the six months ended March 31, 2000, and increased as a percentage of revenues from 7.8% for the six months ended March 31, 1999 to 9.1% for the six months ended March 31, 2000.

     Operating Income. As a result of the foregoing factors, operating income decreased by $1,567,000, or 27.9%, from $5,615,000 for the six months ended March 31, 1999 to $4,048,000 for the six months ended March 31, 2000.

     Interest Expense. Interest expense decreased by $185,000, or 14.4%, from $1,286,000 for the six months ended March 31, 1999 to $1,101,000 for the six months ended March 31, 2000 due primarily to a decrease in the average amount of debt outstanding.

     Other expense (income). Other income decreased by $150,000 from $537,000 for the six months ended March 31, 1999 to $387,000 for the six months ended March 31, 2000 due primarily to a series of insignificant items.

     Minority interest. Minority interest decreased by $35,000, or 7.8%, from $451,000 for the six months ended March 31, 1999 to $416,000 for the six months ended March 31, 2000 due primarily to decreased incomes in certain cardiovascular diagnostic facilities.

     Income Taxes. The provision for income taxes decreased by $584,000, or 33.9%, from $1,722,000 for the six months ended March 31, 1999 to $1,138,000 for the six months ended March 31, 2000 as a result of decreased taxable income.

     Net Income. As a result of the foregoing factors, net income decreased by $913,000, or 33.9%, from $2,693,000 for the six months ended March 31, 1999 to $1,780,000 for the six months ended March 31, 2000.

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


                                               INFORMATION       IMAGING        FACILITIES       TOTAL
                                               -----------      ---------       ----------     ---------
For the three months ended March 31, 2000:
  Net revenue                                   $  10,564       $   5,521       $   8,543      $  24,628
  Total operating expenses                          8,876           4,198           6,153         19,227
                                                ---------       ---------       ---------      ---------
  Segment contribution                              1,688           1,323           2,390          5,401

  Depreciation and amortization                       766             415             953          2,134
  Interest expense                                     --              69             138            207
  Minority interest/other expense (income)             (3)            (54)            215            158
                                                ---------       ---------       ---------      ---------
  Segment profit                                $     925       $     893       $   1,084      $   2,902
                                                =========       =========       =========      =========
  Segment assets                                $  40,092       $  15,036       $  56,058      $ 111,186
                                                =========       =========       =========      =========
  Capital expenditures                          $   1,043       $     290       $      32      $   1,365
                                                =========       =========       =========      =========

                                               INFORMATION       IMAGING        FACILITIES       TOTAL
                                               -----------      ---------       ----------     ---------
For the three months ended March 31, 1999:
  Net revenue                                   $  11,024       $   4,990       $  11,042      $  27,056
  Total operating expenses                          8,889           3,632           8,672         21,193
                                                ---------       ---------       ---------      ---------
  Segment contribution                              2,135           1,358           2,370          5,863

  Depreciation and amortization                       717             455             853          2,025
  Interest expense                                     --              12             161            173
  Minority interest/other expense (income)            (86)            (33)            165             46
                                                ---------       ---------       ---------      ---------
  Segment profit                                $   1,504       $     924       $   1,191      $   3,619
                                                =========       =========       =========      =========
  Segment assets                                $  39,536       $  19,054       $  62,997      $ 121,587
                                                =========       =========       =========      =========
  Capital expenditures                          $     867       $   1,985       $   1,225      $   4,077
                                                =========       =========       =========      =========

                                               INFORMATION       IMAGING        FACILITIES       TOTAL
                                               -----------      ---------       ----------     ---------
For the six months ended March 31, 2000:
  Net revenue                                   $  21,005       $  10,853       $  16,655      $  48,513
  Total operating expenses                         17,592           8,110          12,297         37,999
                                                ---------       ---------       ---------      ---------
  Segment contribution                              3,413           2,743           4,358         10,514

  Depreciation and amortization                     1,502             833           1,905          4,240
  Interest expense                                     --             141             275            416
  Minority interest/other expense (income)            (15)            (80)            167             72
                                                ---------       ---------       ---------      ---------
  Segment profit                                $   1,926       $   1,849       $   2,011      $   5,786
                                                =========       =========       =========      =========
  Segment assets                                $  40,092       $  15,036       $  56,058      $ 111,186
                                                =========       =========       =========      =========
  Capital expenditures                          $   1,698       $     555       $      71      $   2,324
                                                =========       =========       =========      =========

                                               INFORMATION       IMAGING        FACILITIES       TOTAL
                                               -----------      ---------       ----------     ---------
For the six months ended March 31, 1999:
  Net revenue                                   $  22,741       $   9,770       $  20,350      $  52,861
  Total operating expenses                         17,106           7,261          16,663         41,030
                                                ---------       ---------       ---------      ---------
  Segment contribution                              5,635           2,509           3,687         11,831

  Depreciation and amortization                     1,412             911           1,734          4,057
  Interest expense                                     --              15             345            360
  Minority interest/other expense (income)           (165)            (71)            194            (42)
                                                ---------       ---------       ---------      ---------
  Segment profit                                $   4,388       $   1,654       $   1,414      $   7,456
                                                =========       =========       =========      =========
  Segment assets                                $  39,536       $  19,054       $  62,997      $ 121,587
                                                =========       =========       =========      =========
  Capital expenditures                          $   1,429       $   2,803       $   1,897      $   6,129
                                                =========       =========       =========      =========

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       MARCH 31,                     MARCH 31,
                                                -----------------------       -----------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
Segment profit                                  $  2,902       $  3,619       $  5,786       $  7,456
Unallocated amounts:
   Corporate general and administrative            1,052            962          2,058          2,084
   Corporate depreciation and amortization            86             38            168             75
   Corporate interest expense                        341            441            685            926
   Corporate other expense (income)                  (20)           (24)           (43)           (44)
                                                --------       --------       --------       --------
Earnings before income taxes                    $  1,443       $  2,202       $  2,918       $  4,415
                                                ========       ========       ========       ========

BUSINESS ENVIRONMENT AND FUTURE RESULTS

     The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Revenue from the Company's Pacing operations during certain periods of the last three fiscal years has been negatively impacted by Medicare reimbursement rate reductions. Reimbursement rate reductions applicable to the Company's Pacing procedures became effective on January 1, 1997. These reductions had a negative effect on the Company's operating results for the last three quarters of fiscal 1997 and for the first quarter of fiscal 1998. The Company's Pacing operations have been favorably impacted for the period January 1, 1998 to December 31, 1998 due to an increase in Medicare reimbursement rates effective on January 1, 1998. However, a slight decrease in these rates became effective on January 1, 1999, thereby having a negative effect on Pacing revenue for calendar 1999. There was a slight increase in Medicare reimbursement rates effective January 1, 2000. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company acquired CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000, and CCMG in November 1996 for cash in the amount of $427,000 and CVI in August 1997 for cash in the amount of $16,980,000 plus $280,000 paid during fiscal 1998. At March 31, 2000, the Company had working capital of $30,149,000, compared to $28,599,000 at September 30, 1999. At March 31, 2000, the Company had cash and temporary cash investments of $6,207,000. At March 31, 2000, $17,152,000 was outstanding under the Company's line of credit.

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

     The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops new products and services and acquires other businesses, if any. The Company believes that its cash and cash equivalent balances, together with amounts available from bank borrowings and cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through fiscal 2000.

YEAR 2000 COMPLIANCE

     The Company, to date, has not experienced any significant Year 2000 problems. However, there can be no assurance that the Company will not experience any significant problems as it moves forward in Year 2000.

      ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

      a. The Company's annual meeting of stockholders was held on March 2, 2000.

      b. The following person nominated by management was elected to serve as director:

                                                               Shares
                                                      -------------------------
               Name                                      For           Withheld
               ----                                   ---------       ---------
          Mary M. Lampe                               6,569,470       1,021,609
          Gene Miller                                 6,571,349       1,019,730
          David E. Wertheimer, M.D.                   6,570,223       1,020,856

          The following directors remained in office; Richard F. Bader, Thomas
          J. Fogarty, M.D., and Allan Zinberg.

      c. The following additional matters voted upon at the meeting and the results of the voting were as follows:

          1. To ratify the appointment of Arthur Andersen LLP as the independent accountants of the Company for the fiscal year ending September 30, 2000.

                                         Shares
                           ----------------------------------
                              For        Against      Abstain
                           ---------     -------      -------
                           7,474,774     110,375       5,930

          2. To approve the 2000 Stock Option Plan to reserve 425,000 shares for issuance.

                                         Shares
                           ----------------------------------
                              For        Against      Abstain
                           ---------    ---------     -------
                           4,448,388    3,125,709     16,982

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.  EXHIBITS:

          The following exhibits are filed as a part of this Report:

                  Exhibit
                  Number                          Title
                  ------                          -----
                    27                    Financial data schedule

      b.  REPORTS ON FORM 8-K:

          The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated: May 11, 2000                         By: /s/ JOHN F. LAWLER, JR.
                                               ---------------------------------
                                               John F. Lawler, Jr.
                                               Vice President and
                                               Chief Financial Officer
                                               (duly authorized officer and
                                               principal financial officer)

                               Index to Exhibits

Exhibits
--------
  27.1     Financial Data Schedule