Form 10-Q
period 2000-06-30
RAYTEL MEDICAL CORP
filed 2000-08-14
CIK 1002017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Quarterly period ended June 30, 2000; or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from _____________ to ______________.

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

Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS             SHARES OUTSTANDING AS OF JULY 28, 2000
               -----             --------------------------------------
            COMMON STOCK                       8,748,888
         ($.001 PAR VALUE)

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
                                                                                      ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of
            June 30, 2000 and September 30, 1999......................................  3

        Condensed Consolidated Statements of Operations
           for the three months and the nine months ended June 30, 2000 and 1999......  4

        Condensed Consolidated Statements of Cash Flows
           for the nine months ended June 30, 2000 and 1999...........................  5

        Notes to Condensed Consolidated Financial Statements. ........................  6


Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................................  8


Item 3. Quantitative and Qualitative Disclosures about Market Risks................... 15


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings............................................................. 16

Item 3. Defaults Upon Senior Securities............................................... 17

Item 6.   Exhibits and Reports on Form 8-K............................................ 17

SIGNATURE............................................................................. 18

                                PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND SEPTEMBER 30, 1999
                                 (000'S OMITTED)

                                     ASSETS


                                                         JUNE 30,     SEPTEMBER 30,
                                                          2000            1999
                                                        ---------     -------------
                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                             $   4,933       $   6,110
  Cash held in escrow                                       1,852              --
  Receivables, net                                         29,572          34,858
  Prepaid expenses and other                                3,074           3,143
                                                        ---------       ---------
        Total current assets                               39,431          44,111

Property and equipment, less accumulated
  depreciation and amortization                            19,830          22,239
Intangible assets, less accumulated
  amortization                                             42,369          51,388
Other                                                          59              45
                                                        ---------       ---------
        Total assets                                    $ 101,689       $ 117,783
                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
      capital lease obligations                         $   1,337       $   2,124
  Accounts payable                                          4,562           3,793
  Accrued compensation and benefits                         3,237           3,391
  Accrued liabilities                                       2,531           6,204
                                                        ---------       ---------
        Total current liabilities                          11,667          15,512

Long-term debt and capital lease obligations,
     net of current portion                                20,343          27,246
Deferred liabilities                                            4             129
Minority interest in consolidated entities                  2,020           2,867
                                                        ---------       ---------
        Total liabilities                                  34,034          45,754
                                                        ---------       ---------

Stockholders' equity:
  Common stock                                                  9               9
  Additional paid-in capital                               62,663          62,053
  Common stock to be issued                                    69           1,045
  Retained earnings                                         8,536          12,544
                                                        ---------       ---------
                                                           71,277          75,651

  Less treasury stock, at cost                             (3,622)         (3,622)
                                                        ---------       ---------
        Total stockholders' equity                         67,655          72,029
                                                        ---------       ---------
        Total liabilities and stockholders' equity      $ 101,689       $ 117,783
                                                        =========       =========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                                      ---------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                        --------       --------       --------       --------
Revenues:
  Cardiac information services                          $ 10,144       $ 10,953       $ 31,149       $ 33,694
  Diagnostic imaging service                               5,990          5,207         16,843         14,977
  Heart facilities and other                               6,570          6,986         20,793         24,612
                                                        --------       --------       --------       --------
            Total revenues                                22,704         23,146         68,785         73,283
                                                        --------       --------       --------       --------
Costs and expenses:
  Provision for OIG Expenses                               2,000             --          2,000             --
  Operating costs                                         10,518          9,914         30,825         33,496
  Selling, general and administrative                      8,964          8,347         26,781         25,951
  Depreciation and amortization                            2,062          2,023          6,200          5,892
                                                        --------       --------       --------       --------
            Total costs and expenses                      23,544         20,284         65,806         65,339
                                                        --------       --------       --------       --------

Operating income (loss)                                     (840)         2,862          2,979          7,944

Interest expense                                             523            617          1,471          1,750
Other expense (income)                                      (286)          (129)          (673)          (666)
Minority interest                                            204            337            620            788
                                                        --------       --------       --------       --------
Income (loss) from continuing operations
  before income taxes                                     (1,281)         2,037          1,561          6,072
Provision for income taxes                                  (499)           794            609          2,368
                                                        --------       --------       --------       --------
Income (loss) from continuing operations                    (782)         1,243            952          3,704

Discontinued operations:
      Income (loss) from discontinued operations,
        net of tax (benefit)                                 (41)            93              5            325
      Loss on disposal of discontinued operations,
        net of tax (benefit)                              (4,965)            --         (4,965)            --
                                                        --------       --------       --------       --------
Net income (loss)                                       $ (5,788)      $  1,336       $ (4,008)      $  4,029
                                                        ========       ========       ========       ========
Basic income (loss) per share:
      Income (loss) from continuing operations          $   (.09)      $    .14       $    .11       $    .42
      Income (loss) from discontinued operations            (.57)           .01           (.57)           .04
                                                        --------       --------       --------       --------
            Total                                       $   (.66)      $    .15       $   (.46)      $    .46
                                                        ========       ========       ========       ========
Diluted income (loss) per share:
      Income (loss) from continuing operations          $   (.09)      $    .14       $    .11       $    .41
      Income (loss) from discontinued operations            (.57)           .01           (.57)           .03
                                                        --------       --------       --------       --------
            Total                                       $   (.66)      $    .15       $   (.46)      $    .44
                                                        ========       ========       ========       ========
Weighted average shares outstanding:
      Basic                                                8,748          8,724          8,746          8,700
                                                        ========       ========       ========       ========
      Diluted                                              8,748          9,059          8,746          9,070
                                                        ========       ========       ========       ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                          JUNE 30,
                                                                   ---------------------
                                                                     2000          1999
                                                                   -------       -------
Cash flows from operating activities:
  Net income                                                       $(4,008)      $ 4,029
    Adjustments to reconcile net income to net cash provided
      by operating activities:
     Depreciation and amortization                                   6,200         6,289
     Minority interest                                                 620           788
     Pay out of deferred compensation                                   --        (1,245)
     Net loss from discontinued operations                           4,960            --
     Other, net                                                        (60)          (41)
     Changes in operating accounts:
       Receivables, net                                                226          (168)
       Prepaid expenses and other                                       (3)          380
       Accounts payable                                                860          (680)
       Accrued liabilities and other                                 1,045          (619)
                                                                   -------       -------
          Net cash provided by operating activities                  9,840         8,733
                                                                   -------       -------
Cash flows from investing activities:
  Capital expenditures                                              (3,402)       (7,146)
  Other, net                                                           169           (20)
                                                                   -------       -------
          Net cash used in investing activities                     (3,233)       (7,166)
                                                                   -------       -------
Cash flows from financing activities:
  Income distributions to noncontrolling investors                  (1,546)         (925)
  Paydown of line of credit                                         (3,180)       (1,430)
  Proceeds from (principal repayments of) debt, net                 (1,150)        2,740
  Other, net                                                           (56)          182
                                                                   -------       -------
          Net cash provided by (used in) financing activities       (5,932)          567
                                                                   -------       -------
Net increase in cash and cash equivalents                              675         2,134
Cash and cash equivalents at beginning of period                     6,110         7,463
                                                                   -------       -------
Cash and cash equivalents at end of period                         $ 6,785       $ 9,597
                                                                   =======       =======

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999.

1.   PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS

     Information in the accompanying interim condensed consolidated financial statements and notes to the financial statements of Raytel Medical Corporation (Raytel or the Company) as of June 30, 2000 and for the three and nine-month periods ended June 30, 2000 and 1999 is unaudited. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2.   OFFICE OF THE INSPECTOR GENERAL INVESTIGATION

     Raytel is currently the subject of a grand jury investigation concerning unspecified allegations of impropriety in certain business practices of its trans-telephonic cardiac pacemaker monitoring business. See "Part II. Item
     1. Legal Proceedings". In connection with the investigation, the Company is reviewing its compliance with Medicare billing and recordkeeping requirements on a patient-by-patient basis. Pending such confirmation, the Company is holding Medicare reimbursement checks received since June 23, 2000 in payment of invoices for pacemaker monitoring services and is establishing an escrow account for funds inadvertently deposited with respect to such services received since the date of the investigation. The total amount of such uncashed checks and escrowed funds was approximately $1,852,000 as of June 30, 2000.

     In addition, the Company has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued in the period ended June 30, 2000, a reserve of $2,000,000 to cover these expenses. At this time, the Company cannot determine the additional financial impact, if any, of this investigation.

3.   DISCONTINUED OPERATIONS

     Effective May 2000, the Company's Board of Directors approved management's plan to dispose of its practice management division, comprised of the management of Southeast Texas Cardiology Associates II, L.L.P. ("SETCA") and the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG"), ("the Practice Management Division"). Effective May 31, 2000 the Company sold substantially all of the assets of Raytel Nuclear Imaging-Orange, L.P. and the common stock of Raytel Texas Physicians Services, Inc., which effectively terminated its management of SETCA. As compensation for this transaction, notes owed by the Company to the physicians of the practice managed by the Company were terminated in the aggregate amount of approximately $2,300,000 and the existing rights to receive 122,068 shares of Raytel's common stock by those physicians were cancelled. In addition, the Company has discontinued its management of CCMG. The Company has reported a $4,965,000 loss on the transaction (net of a $3,367,000 tax benefit) related to the write-off of unamortized intangible assets created at the inception of the management agreements, accounts receivable and other assets less the terminated notes and fair market value of the stock cancelled.

     Accordingly, the results of the Practice Management Division have been accounted for as a discontinued operation and the related operating results have been reported separately from continuing operations for all periods presented. The related net assets of the Practice Management Division are immaterial to the financial statements and are included in the accompanying balance sheet.

     Revenues applicable to the Practice Management Division during the three-months ended June 30, 2000 and 1999 were $758,000 and $1,435,000, respectively and during the nine-months ended June 30, 2000 and 1999 were $3,189,000 and $4,160,000, respectively. Income (loss) from discontinued operations is net of taxes (benefit) of $(27,000), $60,000, $3,000 and $208,000 for the three-months ended June 30, 2000 and 1999 and the nine-months ended June 30, 2000 and 1999, respectively.

INCOME PER SHARE


        For the three months and nine months ended June 30, 2000 and 1999, basic and diluted earnings per share are calculated as follows:

                                                  FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                     ENDED JUNE 30,                 ENDED JUNE 30,
                                                -------------------------      -------------------------
                                                  2000            1999           2000            1999
                                                ---------       ---------      ---------       ---------
(000's omitted, except per share amounts)

BASIC INCOME (LOSS) PER SHARE:

Income (loss) from continuing operations$            (.09)      $     .14      $     .11       $     .42
Income (loss) from discontinued operations           (.57)            .01           (.57)            .04
                                                ---------       ---------      ---------       ---------
            Total                               $    (.66)      $     .15      $    (.46)      $     .46
                                                =========       =========      =========       =========
Weighted average shares outstanding                 8,748           8,724          8,746           8,700
                                                =========       =========      =========       =========

DILUTED INCOME (LOSS)  PER SHARE:

Income (loss) from continuing operations        $    (.09)      $     .14      $     .11       $     .41
Income (loss) from discontinued operations           (.57)            .01           (.57)            .03
                                                ---------       ---------      ---------       ---------
            Total                               $    (.66)      $     .15      $    (.46)      $     .44
                                                =========       =========      =========       =========


Weighted average shares outstanding                 8,748           8,724          8,746           8,700
Shares to be issued                                   (a)             144            (a)             148
Options                                               (a)             191            (a)             222
                                                ---------       ---------      ---------       ---------
                                                    8,748           9,059          8,746           9,070
                                                =========       =========      =========       =========

                (a) Due to the loss for the period shown, dilutives are not included in the calculation.


        Certain options and warrants to purchase shares of common stock were outstanding during the three months and nine months ended June 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants outstanding and their exercise prices are as follows:

                                             FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                 ENDED JUNE 30,                        ENDED JUNE 30,
                                        ---------------------------------      --------------------------------
                                             2000               1999               2000               1999
                                        --------------      -------------      -------------      -------------
Options and warrants outstanding          1,163,012            484,299           1,041,587           482,856
Range of exercise prices                $3.125-$11.875      $4.563-$13.50      $3.125-$13.50      $4.563-$13.50

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

        Following the Company's initial public offering in December 1995, the Company has entered into a series of transactions which expanded its heart center and physician practice management businesses. As a result, revenue is also being provided from: Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II, L.L.P. ("SETCA") beginning on September 18, 1996 and ending on May 31, 2000; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996 and ending on May 31, 2000; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997, which included the multi-specialty physician clinic, Heart and Family Health Institute ("HFHI") and six cardiovascular diagnostic facilities.

        Under certain practice management contracts, revenues were recognized pursuant to long-term arrangements with physician groups under which the Company provided the physician group with a full range of services, including, but not limited to, office space, specialized clinical and procedural facilities, medical equipment, data processing and medical record keeping, billing and collection procedures and services, non-physician licensed personnel, such as nurses and technicians, as well as office staff and administrative personnel. In the case of SETCA and CCMG, the Company's practice management revenues were derived from the physician groups' revenues, generally as a purchased service, except for certain physician compensation and employment benefits, which were paid by the physician group on a priority basis. Effective May 31, 2000 the Company discontinued its physician practice management division. For HFHI, the Company recognizes 100% of all medical revenue as the physicians are employees of the Company.

        On October 9, 1997, the Company announced it had entered into an agreement with The Baptist Hospital of Southeast Texas ("Baptist") to develop a Raytel Cardiovascular Center at the hospital. Under the agreement, Raytel was to manage the cardiovascular center, which did provide the entire continuum of cardiovascular services, including diagnostic, therapeutic and patient management programs. Among other duties, Raytel was to be responsible for the day-to-day operations of the heart center, including administrative support, information systems management, marketing and public relations activities. The Company began operations at Baptist during its fourth quarter of fiscal 1998. Due to a merger between Baptist and the Memorial Hermann Hospital System, a modified agreement became effective March 1, 1999. Therefore, during the first five months of fiscal 1999, the Company only recognized revenue to the extent of expenses. Effective March 1, 1999, the Company is recognizing revenue based on the modified agreement which calls for the Company to manage portions of the cardiovascular surgery and cardiology programs at Baptist and to develop and manage specialty clinics to support the cardiovascular program.

        Effective March 27, 1999, the Company entered into a revised agreement with RHCGH. The new agreement results in significantly lower revenues and expenses than revenues and expenses recognized under the previous agreements. However, under the new agreement, the Company expects to generate operating income. Under the old agreements, operating expenses were in excess of revenues.

        In November 1999, the Company filed a demand for arbitration against CCMG with JAMS/Endispute, Inc. The Company provided management services to CCMG pursuant to a long-term management services agreement entered into between the parties in November 1996. The demand for arbitration asserts that Raytel is entitled to rescission, restitution and/or damages as a result of CCMG's material breaches of the management services agreement. The Company does not expect that an adverse opinion in the arbitration will have a material adverse effect on the financial condition of the Company.

        Effective May 31, 2000, the Company's Board of Directors approved management's plan to dispose of its Practice Management Division. Accordingly, the Company reported the results of operations of the Practice Management Division and the loss on disposal as discontinued operations. During the third quarter of the current year, the Company sold substantially all of the assets of Raytel Nuclear Imaging-Orange, L.P. and the common stock of Raytel Texas Physicians Services, Inc. in exchange for promissory notes in the aggregate amount of $2.3 million and the physicians' agreement to cancel the existing rights to receive 122,068 of Raytel's common stock. At June 30th, the net assets of the discontinued operations consist primarily of cash and trade receivables recorded at estimated net realizable value.

        The loss on disposal of $4,965,000 is net of an estimated tax benefit of approximately $3,367,000.

        Raytel is currently the subject of a grand jury investigation concerning unspecified allegations of impropriety in certain business practices of its trans-telephonic cardiac pacemaker monitoring business. See "Part II. Item 1. Legal Proceedings." In connection with the investigation, Raytel is reviewing its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel is holding Medicare reimbursement checks received since June 23, 2000 in payment of invoices for pacemaker monitoring services and is establishing an escrow account for funds inadvertently deposited with respect to such services. The total amount of such uncashed checks and escrowed funds was approximately $1,852,000 as of June 30, 2000. In addition, Raytel has suspended billing for such services. The checks will be deposited, the cash released from escrow, and additional bills sent, only after Raytel has conducted an additional review to confirm payment is appropriate. Since Raytel recognizes revenue when patient services are provided, neither the escrow arrangement nor the deferred billing has had a direct impact on Raytel's operating results. If the Company's review discloses any patient billings that have not been fully compliant with Medicare requirements, then any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued in the period ended June 30, 2000 a reserve of $2,000,000 to cover these expenses. Expenses in excess of the $2,000,000 reserve, if any, will adversely affect operating results in future periods, regardless of the eventual outcome of the investigation. Moreover, the investigation, and the related internal compliance, also have diverted, and are expected to continue to divert, the efforts and attention of a number of Raytel's management and administrative personnel. The impact of this diversion reduced the efficiency of Raytel's pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period. Raytel expects that, while the impact of the investigation on the Company's operations will be less significant as the investigation proceeds, it will continue to adversely affect operating results in future periods.


RESULTS OF OPERATIONS

        Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

        Revenues. For the three months ended June 30, 2000, total revenues were $22,704,000 compared to $23,146,000 for the three months ended June 30, 1999, representing a decrease of $442,000, or 1.9%.

        Cardiac information services revenues were $10,144,000 for the three months ended June 30, 2000, compared to $10,953,000 for the three months ended June 30, 1999, a decrease of $809,000, or 7.4%. The decrease in revenues for cardiac information services was due primarily to lower revenues from CEDS as a result of lower test volumes. Diagnostic imaging services revenue was $5,990,000 for the three months ended June 30, 2000, compared to $5,207,000 for the three months ended June 30, 1999, an increase of $783,000, or 15.0%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $6,570,000 for the three months ended June 30, 2000, compared to $6,986,000 for the three months ended June 30, 1999, a decrease of $416,000, or 6.0%, due primarily to lower revenue at certain cardiovascular diagnostic facilities, partially offset by an increase in revenue from HFHI.

        Operating Expenses. Operating costs and selling, general and administrative expenses increased by $1,221,000, or 6.7% (excluding the provision for OIG expenses), from $18,261,000 for the three months ended June 30, 1999 to $19,482,000 for the three months ended June 30, 2000 due primarily to increases in costs and expenses in diagnostic imaging services and cardiac information services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased by 6.9%, from 78.9% for the three months ended June 30, 1999 to 85.8% for the three months ended June 30, 2000.

        Provision for OIG Expenses. The Company has provided $2,000,000 for expected expenses associated with the OIG investigation.

        Depreciation and Amortization. Depreciation and amortization expense increased by $39,000, from $2,023,000 for the three months ended June 30, 1999 to $2,062,000 for the three months ended June 30, 2000 and increased as a percentage of revenues from 8.7% for the three months ended June 30, 1999 to 9.1% for the three months ended June 30, 2000.

        Operating Income (Loss). As a result of the foregoing factors, operating income decreased by $3,702,000 from income of $2,862,000 for the three months ended June 30, 1999 to a loss of $840,000 for the three months ended June 30, 2000.

        Interest Expense. Interest expense decreased by $94,000, or 15.2%, from $617,000 for the three months ended June 30, 1999 to $523,000 for the three months ended June 30, 2000 due primarily to a decrease in the average amount of debt outstanding.

        Other Expense (Income). Other income increased by $157,000 from $129,000 for the three months ended June 30, 1999 to $286,000 for the three months ended June 30, 2000 due primarily to a series of insignificant items.

        Minority Interest. Minority interest decreased by $133,000 or 39.5%, from $337,000 for the three months ended June 30, 1999 to $204,000 for the three months ended June 30, 2000 due primarily to decreased income in certain cardiovascular diagnostic facilities.

        Income Taxes (Benefit). The provision for income taxes decreased by $1,293,000 from $794,000 for the three months ended June 30, 1999 to a benefit of $499,000 for the three months ended June 30, 2000 as a result of decreased taxable income.

        Income (Loss) From Continuing Operations. As a result of the foregoing factors, income from continuing operations decreased by $2,025,000 from $1,243,000 for the three months ended June 30, 1999 to a loss of $782,000 for the three months ended June 30, 2000.

        Discontinued Operations. Income (loss) from discontinued operations, net of tax was a loss of $41,000 for the three months ended June 30, 2000 versus income of $93,000 for the three months ended June 30, 1999. The loss on disposal of the physician practice management business of $4,965,000 is net of estimated tax benefit of approximately $3,367,000.

        Net Income (Loss). As a result of the foregoing factors, the Company incurred a loss of $5,788,000 for the three months ended June 30, 2000 versus net income of $1,336,000 for the three months ended June 30, 1999.


Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999.

        Revenues. For the nine months ended June 30, 2000, total revenues were $68,785,000 compared to $73,283,000 for the nine months ended June 30, 1999, representing a decrease of $4,498,000, or 6.1%.

        Cardiac information services revenues were $31,149,000 for the nine months ended June 30, 2000, compared to $33,694, 000 for the nine months ended June 30, 1999, a decrease of $2,545,000, or 7.6%. The decrease in revenues for cardiac information services was due primarily to lower revenues from CEDS as a result of lower test volumes, and, to a lesser extent, lower revenues from Pacing due to a decrease in test volumes, as well as lower reimbursement rates. Diagnostic imaging services revenue was $16,843,000 for the nine months ended June 30, 2000, compared to $14,977,000 for the nine months ended June 30, 1999, an increase of $1,866,000, or 12.5%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $20,793,000 for the nine months ended June 30, 2000, compared to $24,612,000 for the nine months ended June 30, 1999, a decrease of $3,819,000, or 15.5%, due primarily to lower revenue at RHCGH due to the amended agreement, lower revenue at certain cardiovascular diagnostic facilities, partially offset by an increase in revenue from HFHI.

        Operating Expenses. Operating costs and selling, general and administrative expenses decreased by $1,841,000, or 3.1% (excluding the provision for OIG expenses), from $59,447,000 for the nine months ended June 30, 1999 to $57,606,000 for the nine months ended June 30, 2000, due primarily to lower expenses at RHCGH due to the amended agreement, partially offset by increases in costs and expenses in diagnostic imaging services, HFHI and cardiac information services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 81.1% for the nine months ended June 30, 1999 to 83.7% for the nine months ended June 30, 2000.

        Provision for OIG Expenses. The Company has provided $2,000,000 for expected expenses associated with the OIG investigation.

        Depreciation and Amortization. Depreciation and amortization expense increased by $308,000, from $5,892,000 for the nine months ended June 30, 1999 to $6,200,000 for the nine months ended June 30, 2000 and increased as a percentage of revenues from 8.0% for the nine months ended June 30, 1999 to 9.0% for the nine months ended June 30, 2000.

        Operating Income. As a result of the foregoing factors, operating income decreased by $4,965,000 or 62.5%, from $7,944,000 for the nine months ended June 30, 1999 to $2,979,000 for the nine months ended June 30, 2000.

        Interest Expense. Interest expense decreased by $279,000, or 15.9%, from $1,750,000 for the nine months ended June 30, 1999 to $1,471,000 for the nine months ended June 30, 2000 due primarily to a decrease in the average amount of debt outstanding.

        Other Expense (Income). Other income increased by $7,000 from $666,000 for the nine months ended June 30, 1999 to $673,000 for the nine months ended June 30, 2000 due primarily to a series of insignificant items.

        Minority Interest. Minority interest decreased by $168,000, or 21.3%, from $788,000 for the nine months ended June 30, 1999 to $620,000 for the nine months ended June 30, 2000 due primarily to decreased income in certain cardiovascular diagnostic facilities.

        Income Taxes. The provision for income taxes decreased by $1,759,000, or 74.3%, from $2,368,000 for the nine months ended June 30, 1999 to $609,000 for the nine months ended June 30, 2000 as a result of decreased taxable income.

        Income (Loss) From Continuing Operations. As a result of the foregoing factors, income from continuing operations decreased by $2,752,000, or 74.3%, from $3,704,000 for the nine months ended June 30, 1999 to $952,000 for the nine months ended June 30, 2000.

        Discontinued Operations. Income (loss) from discontinued operations, net of tax was $5,000 for the nine months ended June 30, 2000 versus income of $325,000 for the nine months ended June 30, 1999. The loss on disposal of the physician practice management business of $4,965,000 is net of estimated tax benefit of approximately $3,367,000.

        Net Income (Loss). As a result of the foregoing factors, the Company incurred a loss of $4,008,000 for the nine months ended June 30, 2000 versus net income of $4,029,000 for the nine months ended June 30, 1999.

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


                                               INFORMATION       IMAGING       FACILITIES       TOTAL
                                               -----------      ---------      ----------      ---------
For the three months ended June 30, 2000:
  Net revenue                                   $  10,144       $   5,990       $   6,570      $  22,704
  Total operating expenses                         10,959           4,366           5,097         20,422
                                                ---------       ---------       ---------      ---------
  Segment contribution                               (815)          1,624           1,473          2,282

  Depreciation and amortization                       767             422             788          1,977
  Interest expense                                     --              67              60            127
  Minority interest/other expense (income)           (178)            (47)            190            (35)
                                                ---------       ---------       ---------      ---------
  Segment profit/(loss)                         $  (1,404)      $   1,182       $     435      $     213
                                                =========       =========       =========      =========
  Segment assets                                $  38,953       $  15,026       $  42,644      $  96,623
                                                =========       =========       =========      =========
  Capital expenditures                          $     591       $     139       $     231      $     961
                                                =========       =========       =========      =========


                                               INFORMATION       IMAGING       FACILITIES       TOTAL
                                               -----------      ---------      ----------      ---------
For the three months ended June 30, 1999:
  Net revenue                                   $  10,953       $   5,207       $   6,986      $  23,146
  Total operating expenses                          8,555           3,780           5,120         17,455
                                                ---------       ---------       ---------      ---------
  Segment contribution                              2,398           1,427           1,866          5,691

  Depreciation and amortization                       740             499             701          1,940
  Interest expense                                     --              62              84            146
  Minority interest/other expense (income)            (84)             (2)            318            232
                                                ---------       ---------       ---------      ---------
  Segment profit                                $   1,742       $     868       $     763      $   3,373
                                                =========       =========       =========      =========
  Segment assets                                $  40,641       $  17,667       $  49,177      $ 107,485
                                                =========       =========       =========      =========
  Capital expenditures                          $     806       $      60       $      64      $     930
                                                =========       =========       =========      =========

                                               INFORMATION     IMAGING      FACILITIES      TOTAL
                                               -----------    ---------     ----------     ---------
For the nine months ended June 30, 2000:
  Net revenue                                   $ 31,149       $ 16,843       $ 20,793      $ 68,785
  Total operating expenses                        28,551         12,476         15,461        56,488
                                                               --------       --------      --------
  Segment contribution                             2,598          4,367          5,332        12,297

  Depreciation and amortization                    2,269          1,255          2,423         5,947
  Interest expense                                    --            208            182           390
  Minority interest/other expense (income)          (193)          (127)           357            37
                                                --------       --------       --------      --------
  Segment profit                                $    522       $  3,031       $  2,370      $  5,923
                                                ========       ========       ========      ========
  Segment assets                                $ 38,953       $ 15,026       $ 42,644      $ 96,623
                                                ========       ========       ========      ========
  Capital expenditures                          $  2,290       $    694       $    297      $  3,281
                                                ========       ========       ========      ========


                                               INFORMATION     IMAGING      FACILITIES      TOTAL
                                               -----------    ---------     ----------     ---------
For the nine months ended June 30, 1999:
  Net revenue                                   $ 33,694       $ 14,977       $ 24,612      $ 73,283
  Total operating expenses                        25,661         11,041         19,855        56,557
                                                               --------       --------      --------
  Segment contribution                             8,033          3,936          4,757        16,726

  Depreciation and amortization                    2,152          1,410          2,172         5,734
  Interest expense                                    --             77            276           353
  Minority interest/other expense (income)          (249)           (73)           512           190
                                                --------       --------       --------      --------

  Segment profit                                $  6,130       $  2,522       $  1,797      $ 10,449
                                                ========       ========       ========      ========
  Segment assets                                $ 40,641       $ 17,667       $ 49,177      $107,485
                                                ========       ========       ========      ========
  Capital expenditures                          $  2,234       $  2,863       $  1,920      $  7,017
                                                ========       ========       ========      ========


                                              THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                              ---------------------------    --------------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
Segment profit                                  $    213       $  3,373       $  5,923       $ 10,449
Unallocated amounts:
   Corporate general and administrative            1,060            806          3,118          2,890
   Corporate depreciation and amortization            85             83            253            158
   Corporate interest expense                        396            471          1,081          1,397
   Corporate other expense (income)                  (47)           (24)           (90)           (68)
                                                --------       --------       --------       --------
Income (loss) from continuing operations
  before income taxes                           ($ 1,281)      $  2,037       $  1,561       $  6,072
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

LIQUIDITY AND CAPITAL RESOURCES

        The Company acquired CDS in June 1996 for cash in the amount of $14,254,000, SETCA in September 1996 for cash in the amount of $4,010,000 and CCMG in November 1996 for cash in the amount of $427,000 and CVI in August 1997 for cash in the amount of $16,980,000 plus $280,000 paid during fiscal 1998. At June 30, 2000 the Company had working capital of $27,764,000, compared to $28,599,000 at September 30, 1999. At June 30, 2000, the Company had cash and temporary cash investments of $6,785,000. At June 30, 2000, $15,867,000 was outstanding under the Company's line of credit.

        The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first few months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters and the collection of these receivables primarily during the subsequent fourth fiscal quarter.

        The Company has a revolving line of credit with two banks in the amount of $45,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit expires in August 2001 at which time any outstanding balance will be due and payable. The Company is currently in default of one of its financial covenants in connection with its line of credit. The Company has requested a waiver from the banks. If the banks do not grant the waiver, then the banks have the right to demand payment in full of the outstanding balance. See "Part II, Item 3.-Defaults Upon Senior Securities".

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


        Raytel is currently the subject of a grand jury investigation being conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the U.S. Department of Health and Human Services. On June 23, 2000, the OIG and other federal agents executed a search warrant for information concerning unspecified allegations of impropriety in the Company's business practices related to Medicare-covered services. Subsequently, subpoenas have been served on Raytel for the production of additional documents, and several Raytel employees and contractors have been subpoenaed to provide testimony before the grand jury.

        Raytel has not been informed of any specific charges or allegations against the Company or its employees. However, based on the actions of the U.S. Attorney and the OIG to date, Raytel believes that the investigation is currently limited to certain business practices of its cardiac pacemaker monitoring business, conducted by its wholly-owned subsidiary, Raytel Cardiac Services, Inc. The Company is continuing to perform pacemaker monitoring services for its patients and intends to maintain the quality of its service and patient care during the course of the investigation. To date, the investigation has not involved Raytel's other healthcare-related services, such as its cardiac event detection, diagnostic imaging or other cardiac related businesses.

        Raytel is cooperating with the investigation and is currently engaged in the identification and production of documents in response to the subpoenas. In connection with the investigation, Raytel is confirming its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel is holding Medicare reimbursement checks received since June 23, 2000 in payment of invoices for pacemaker monitoring services and is establishing an escrow account for funds inadvertently deposited with respect to such services. The total amount of such uncashed checks and escrowed funds was approximately $1,852,000 as of June 30, 2000. In addition, Raytel has suspended billing for such services. The checks will be deposited, the cash released from escrow, and additional bills sent, only after the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Raytel has internal procedures in place designed to assure compliance with applicable laws and governmental regulations, including Medicare reimbursement laws. However, because of the preliminary stage of the investigation and the limited information currently available to Raytel, Raytel cannot predict the outcome of the investigation with any certainty. The investigation is complex and document-intensive and is likely to extend over a protracted period of time. The Company has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and in the period ended June 30, 2000 accrued a reserve of $2,000,000 to cover the estimated amount of these expenses. Expenses in excess of the $2,000,000 reserve, if any, will adversely affect operating results in future periods, regardless of the eventual outcome of the investigation. The investigation, and the related internal review, also has diverted, and is expected to continue to divert, the efforts and attention of a number of Raytel's management and administrative personnel. As a result, the investigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time-consuming. See "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Should the outcome of the investigation ultimately result in the Company being charged with and convicted of violations of federal criminal statutes, the Company could be required to pay substantial fines and its right to participate in federal health care programs, including Medicare, could be revoked. Conviction under certain statutes could result in mandatory exclusion from participation in federal health care programs. A significant fine or the revocation of its Medicare participation would significantly harm Raytel's business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Company is currently in default of one of its financial covenants in connection with its $45,000,000 revolving line of credit with two banks. The Company has requested a waiver from the banks. The amount outstanding under the credit line as of June 30, 2000 is $15,867,000. If the banks do not grant the waiver, then the banks have the right to demand payment in full of the outstanding balance.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. EXHIBITS:

            The following exhibits are filed as a part of this Report:

                  Exhibit
                  Number                             Title
                  -------                            -----
                   10.59          Stock Purchase Agreement dated as of May 31,
                                  2000 between and among RTPS Acquisition
                                  Company, LLC, Raytel Medical Corporation,
                                  Raytel Texas Physician Services, Inc.

                                  The above listed agreement contains a list identifying all omitted exhibits and attachments. The Company agrees to furnish supplementally a copy of any omitted exhibits or attachment to the Securities and Exchange
                                  Commission upon request.

                   10.60 Master Termination Agreement entered into as of May 31, 2000 and effective as of November
                                  10, 1999 between and among Southeast Texas
                                  Cardiology Associates, P.A., Southeast Texas
                                  Cardiology Associates II, P.A., Southeast
                                  Texas Cardiology Associates II, LLP, Rodolfo
                                  P. Sotolongo, M.D., Wayne S. Margolis, M.D., and Michael L. Smith, M.D., Raytel Southeast
                                  Management, L.P., Raytel Texas Physician
                                  Services, Inc., Raytel Management Holdings,
                                  Inc. and Raytel Medical Corporation.

                   27.1           Financial data schedule


        b. REPORTS ON FORM 8-K:

            The Company filed no other reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated: August 11, 2000                      By: /s/ John F. Lawler, Jr.
                                                -----------------------
                                                John F. Lawler, Jr.
                                                Vice President and
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                principal financial officer)

                                 EXHIBIT INDEX

                  Exhibit
                  Number                             Title
                  -------                            -----
                   10.59          Stock Purchase Agreement dated as of May 31,
                                  2000 between and among RTPS Acquisition
                                  Company, LLC, Raytel Medical Corporation,
                                  Raytel Texas Physician Services, Inc.

                                  The above listed agreement contains a list identifying all omitted exhibits and attachments. The Company agrees to furnish supplementally a copy of any omitted exhibits or attachment to the Securities and Exchange
                                  Commission upon request.

                   10.60 Master Termination Agreement entered into as of May 31, 2000 and effective as of November
                                  10, 1999 between and among Southeast Texas
                                  Cardiology Associates, P.A., Southeast Texas
                                  Cardiology Associates II, P.A., Southeast
                                  Texas Cardiology Associates II, LLP, Rodolfo
                                  P. Sotolongo, M.D., Wayne S. Margolis, M.D., and Michael L. Smith, M.D., Raytel Southeast
                                  Management, L.P., Raytel Texas Physician
                                  Services, Inc., Raytel Management Holdings,
                                  Inc. and Raytel Medical Corporation.

                   27.1           Financial data schedule