Form 10-K
period 2000-09-30
RAYTEL MEDICAL CORP
filed 2000-12-29
CIK 1002017

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended September 30, 2000

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                           Commission File No. 0-27186

                           RAYTEL MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                          94-2787342
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)

                2755 CAMPUS DRIVE, SUITE 200, SAN MATEO, CA 94403
(Address of principal executive offices)                     (Zip Code)

                                 (650) 349-0800
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on November 30, 2000, was $4,993,590. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of November 30, 2000, was 8,751,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                                               WHERE INCORPORATED
Annual Report to Stockholders for fiscal year ended
September 30, 2000                                                         Part II
Proxy Statement for the annual meeting to be held on April
25, 2001                                                                   Part III

                                     PART I

        This report includes a number of forward-looking statements which reflect Raytel's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 17. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Business Environment and Future Financial Results" and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "goals" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. BUSINESS

        Raytel Medical Corporation is a provider of healthcare services, focusing on the needs of patients with cardiovascular disease, or CVD. We believe, based on our industry experience, that we are the leading provider of remote cardiac monitoring and testing services utilizing transtelephonic monitoring technology in the United States.

        Raytel also owns and operates seven freestanding cardiovascular diagnostic facilities, two freestanding facilities that provide nuclear cardiology diagnostic services and a multi-specialty medical clinic which focuses on cardiology. In addition, we provide outpatient diagnostic imaging services, through operating and investment interests in eight freestanding imaging centers, and manage a diagnostic imaging provider network that operates in eight mid-Atlantic states.

        Raytel was incorporated in California in October 1981 under the name Ratel Labs, Inc. In August 1987, we were reincorporated in Delaware under the name Raytel Systems Corporation. In October 1992, we changed our name to Raytel Medical Corporation. Unless the context otherwise requires, "Raytel" as used herein refers to Raytel Medical Corporation, a Delaware corporation, and its consolidated subsidiaries. Raytel's executive offices are located at 2755 Campus Drive, Suite 200, San Mateo, California 94403, and its telephone number is (650) 349-0800.

RECENT CORPORATE DEVELOPMENTS

        CONSIDERATION OF STRATEGIC ALTERNATIVES

        In September 1999, we announced that are had retained U.S. Bancorp Piper Jaffray as our financial advisor to assist us in considering a range of strategic alternatives for maximizing shareholder value. These alternatives included possible strategic alliances, acquisitions or mergers, the sale of all or some of our businesses, or the continued operation of the businesses as an independent company. In August 2000, we terminated our financial advisory relationship with U.S. Bancorp Piper Jaffray.

        DISPOSITION OF PRACTICE MANAGEMENT DIVISION

        In May 2000, in order to settle a dispute and avoid protracted litigation, Raytel's Board of Directors approved management's plan to dispose of one of our divisions which was engaged in the management of the physician practices of Southeast Texas Cardiology Associates, P.A., or "SETCA." In May 2000, we sold substantially all of the assets of a limited partnership and the stock of a subsidiary, which effectively terminated our management of SETCA. As compensation for these assets, promissory notes payable by Raytel to the physicians of the practice managed by Raytel, in the aggregate amount of $2,300,000, were cancelled and rights to receive an aggregate of 122,068 shares of Raytel common stock held by the physicians were terminated. We reported a $4,965,000 loss on the transaction (net of a $3,367,000 tax benefit) related to the write-off of unamortized intangible assets created at the inception of the management agreements, accounts receivable and other assets less the amount of the cancelled promissory notes and the value of the stock rights terminated. The results of the practice management division have been accounted for as a discontinued operation. In addition, Raytel has discontinued its management of the physician practice of Comprehensive Cardiology Consultants, a Medical Group, Inc.

        TERMINATION OF RELATIONSHIP WITH THE BAPTIST HOSPITAL OF SOUTHEAST TEXAS

        In February 2000, Raytel's relationship with The Baptist Hospital of Southeast Texas, under which Raytel provided management services to the hospital, was terminated.

        ESTABLISHMENT OF NEW IMAGING CENTER

        In March 2000, we established a new diagnostic imaging center in Collegeville, Pennsylvania and transferred a portion of the operations of our Morristown, Pennsylvania facility to the new center.

        ICD MANUFACTURING AND MONITORING AGREEMENT WITH ST. JUDE MEDICAL, INC.

        In November 1999, Raytel and St. Jude Medical, Inc. announced the launch of the Housecall(TM) transtelephonic monitoring system, the first commercially available system capable of downloading a complete set of diagnostic data from an implantable cardioverter-defibrillator, or ICD, over the telephone. Raytel manufactures the Housecall transmitters and receiving units under an exclusive agreement with St. Jude Medical and monitors St. Jude ICD patients using Housecall.

        INVESTIGATION BY THE U.S. DEPARTMENT OF HEALTH AND HUMAN SERVICES

        Raytel is the subject of a grand jury investigation instituted in June 2000, and conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the U.S. Department of Health and Human Services. See "Item 3. Legal Proceedings."

OVERVIEW OF CARDIOVASCULAR DISEASE AND ITS TREATMENT

        Cardiovascular disease is the leading cause of death in the United States and represents the highest percentage of hospital patient days of stay. CVD is a category of illnesses that generally develop progressively, and in many cases asymptomatically, over a number of years. As a result, CVD frequently goes undiagnosed until the patient suffers an acute episode such as a stroke or heart attack. CVD manifests itself in a number of disease states, such as atherosclerosis, electrophysiological defects, valvular dysfunction, congestive heart failure, hypertension and congenital defects. Based upon 1999 data, the American Heart Association estimates that approximately 60.8 million people in the United States suffer from one or more forms of CVD. According to the AHA's estimates, CVD claimed approximately 950,000 lives in 1998, representing 40.6% of all deaths. According to the AHA, the risk of developing coronary heart disease after the age of 40 is 49% for men and 32% for women. Due to the aging of the United States population, Raytel believes that the need for medical services to diagnose and treat CVD will continue to increase significantly in the future.

BUSINESS STRATEGY

        Our principal objective is to maintain and extend our leadership position as a provider of cardiac transtelephonic monitoring and testing services. We are pursuing this objective through the following strategies:

        Expand Raytel's Telemedical Business. We intend to utilize our technology and expertise to address additional transtelephonic applications in the treatment and management of cardiac patients and thereby widen the range of services that it offers. We believe that the focus on new technologies and service opportunities, such as the development of the Housecall system for downloading diagnostic data from an implantable cardioverter-defibrillator over the telephone, will enhance our ability to market its cardiac monitoring and testing services.

        Develop Affiliations with Providers. We intend to expand our telemedical business in cooperation with cardiology groups and hospitals with a reputation for the delivery of high quality services among referring primary care physicians and the general population in the communities that they serve.

        Expand Managed Care Relationships. We believe that interaction with managed care organizations will become an increasingly important element in the provision of cardiac care, including care for Medicare patients, and that third-party payors will increasingly prefer to contract with providers offering a wide range of cardiovascular services provided on a multi-state or regional basis. We actively market our existing healthcare services to managed care plans and provides value added services.

        Pursue Strategic Acquisitions. We have built our existing organization largely through a series of acquisitions. We believe that it is often more cost-effective to acquire and reconfigure an existing business than to establish a new business. We believe that our experience in identifying, structuring and completing acquisitions of healthcare service organizations and effectively integrating these organizations will enable us to take advantage of future acquisition opportunities that arise as a result of the trends toward consolidation of healthcare service providers. We intend to explore opportunities to expand our cardiac businesses through additional strategic acquisitions.

RAYTEL CARDIAC INFORMATION SERVICES

        Raytel is the largest provider of cardiac monitoring and testing services in the United States utilizing transtelephonic pacemaker monitoring, or "TTM," cardiac event detection, and Holter monitoring technologies. We believe that our TTM-based services are the most cost-effective means of testing the performance of implanted cardiac pacemakers and detecting symptoms of transient arrhythmias.

        PACEMAKER MONITORING

        We believe, based on our industry experience, that we are the largest provider of transtelephonic pacemaker monitoring services in the United States, currently serving over 82,000 patients with implanted pacemaker systems.

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

        The purpose of pacemaker monitoring is to enable the patient to maintain a normal lifestyle without the fear of an unexpected system failure. Pacemaker monitoring can detect failures in the pacemaker system as well as changes in the patient's heart rhythms that can cause the system to become ineffective. In TTM-based pacemaker monitoring, the pacemaker system and its interaction with the patient's heart is tested by conducting periodic, prescheduled ECG examinations. The patient is provided with a battery-powered ECG transmitter which detects the heart's impulses from the surface of the skin, converts these impulses into an acoustic signal and transmits the signal over ordinary telephone lines to one of Raytel's three technical operations centers, where the signal is converted and displayed on a computer screen or strip chart recorder.

        Raytel's pacemaker monitoring services are prescribed by the patient's physician. After receipt of a prescription and enrollment by Raytel, the patient is sent a transmitter and trained to use the device over the telephone by one of our technologists. Unlike most physician-operated monitoring services, our monitoring services are provided 24 hours a day, seven days a week in order to accommodate unscheduled calls from patients experiencing problems.

        Each patient is tested on a schedule recommended by his or her prescribing physician with such prescription updated annually. Raytel generates most of its pacemaker monitoring revenues from reimbursement by Medicare and payors of supplemental Medicare benefits. Patients are typically tested between three and twelve times per year. We are reimbursed for pacemaker monitoring services on a per-call basis. Routine pacemaker testing is performed in accordance with a prearranged, computer generated schedule. A trained technologist telephones the patient and requests that the patient initiate transmission of ECG data which is received by recorders in one of our technical operations centers. Once a continuous graph displaying the rhythm of the heart and the pacemaker is generated, this data is interpreted by the technologist to determine the status of the implanted pacemaker and its relationship to the patient's cardiac rhythm. If problems with the pacemaker system are noted or a serious abnormality is detected, including an abnormality in the heart's own rhythm (an arrhythmia), the patient's physician is notified immediately by telephone. After each test, the results are promptly reviewed by a supervising technologist and a cardiologist and a written report is mailed to the patient's physician.

        CARDIAC EVENT DETECTION SERVICE

        Raytel operates the Cardiac Event Detection Service, or "CEDS," which tests and documents transtelephonically an ambulatory patient's cardiac rhythm irregularities while the patient is experiencing symptoms. CEDS testing aids in the diagnosis of transient cardiac arrhythmias, including atrial and ventricular abnormalities, such as tachycardia, which causes the heart to beat at an abnormally rapid and potentially life threatening rate. During its fiscal year ended September 30, 2000, we tested approximately 30,000 patients for potential transient arrhythmic events.

        Upon enrollment in our CEDS program, we provide the patient with a cardiac event recorder for a testing period lasting up to 30 days. Upon experiencing symptoms, the patient activates the event recorder to capture one or more ECGs which the patient will later transmit to one of our two CEDS technical operations centers for analysis. Skilled technologists, under the supervision of cardiac care nurses and cardiologists, make preliminary evaluations of these transmissions for cardiac irregularities. Unlike similar services offered by individuals or small clinics, our centers are staffed 24 hours a day, seven days a week to respond to a patient's needs on a timely basis. Emergency medical response is initiated for CEDS patients when necessary. Regardless of the number of calls placed, payors reimburse Raytel on a 30-day program basis for its CEDS service.

        HOLTER MONITORING SERVICES

        We believe, based on our industry experience, that we are the largest provider of Holter monitoring services in the United States, currently serving over 51,000 patients annually. Raytel processed approximately 52,000 Holter monitoring tapes during fiscal 2000. Holter monitoring tests and documents an ambulatory patient's cardiac rhythm irregularities while the patient is fitted with a recording device, with leads attached to the patient's chest, typically for a single 24-hour period. Should Holter monitoring or other testing procedures fail to detect an arrhythmia event in a symptomatic patient, the patient's physician often will refer the patient to an event detection service such as CEDS.

        IMPLANTABLE CARDIOVERTER DEFIBRILLATORS

        In November 1999, Raytel and St. Jude Medical, Inc. announced the launch of the Housecall transtelephonic monitoring system, the first commercially available system capable of downloading a complete set of diagnostic data from an implantable cardioverter-defibrillator, or ICD, over the telephone. ICDs are pacemaker-like devices that can sense ventricular tachyarrhythmias (life-threatening fast heart rates) and automatically deliver an electrical shock to restore a normal rhythm. The number of times the ICD was activated is also monitored. Previously, patients with ICDs were required to return to the physician's office on a routine basis in order to have the ICD's battery tested and for an examination of the ICD system integrity. The Housecall system will reduce the frequency of physician office visits by extending the transtelephonic monitoring procedures presently used for pacemakers to ICDS. The new system enables trained technicians to interrogate the device's memory and transmit stored data as well as real-time clinical and technical information on the patient's cardiac activity and ICD status. The test results are interpreted by trained technicians and a comprehensive report is communicated to the patient's physician for clinical evaluation. Under an exclusive agreement with St. Jude Medical, Raytel manufactures the Housecall transmitters and receiving units and monitors St. Jude ICD patients using Housecall.

        TRAINING AND QUALITY ASSURANCE

        All of our pacemaker monitoring technologists undergo a formal six-week training program that includes basic cardiac physiology, the operation of pacemaker devices, the interaction of pacemaker systems with the heart, and the administration and interpretation of ECG tests. As technologists become more experienced, they are trained to monitor increasingly complex pacemaker systems. Technologists administering our CEDS and Holter services undergo training in the interpretation of ECG data to detect symptoms of cardiac arrhythmia.

        We maintain a rigorous quality assurance program. Board-certified cardiologists direct our technologists who have special training in the fields of cardiac pacing and electrophysiology. Each pacemaker-monitoring test is separately reviewed by a supervising technologist and a cardiologist. CEDS transmissions and Holter test results are evaluated by technologists under the supervision of cardiac care nurses and cardiologists. The State of Connecticut has approved Raytel's training program for college credit toward a bachelor of science degree within the Connecticut state university system.

RAYTEL CARDIOVASCULAR FACILITIES

        Raytel currently operates seven freestanding cardiac diagnostic cardiovascular facilities, one of which is associated with a multi-specialty medical practice in Florida which we own and manage. Four of our cardiovascular diagnostic facilities are located in Texas and two are located in Louisiana. Raytel also provides consulting services to a hospital relating to its on-site heart center and leases cardiac catheterization equipment and related leasehold improvements to the hospital.

        CARDIOVASCULAR DIAGNOSTIC FACILITIES

        Raytel operates seven freestanding cardiovascular diagnostic facilities which perform cardiac catheterization and related services (the "Cardiovascular Diagnostic Facilities"). Cardiac catheterization utilizes catheters and sophisticated diagnostic instruments to evaluate the functioning of the heart and the coronary arteries. A narrow, flexible tube, or catheter, is inserted through a main artery in the leg or arm and guided into the patient's coronary arteries, where a cardiologist can use the catheter to perform various tests to diagnose the nature and extent of the patient's coronary artery disease.

        The Cardiovascular Diagnostic Facilities are located in Texas, Louisiana and Florida. At each Cardiovascular Diagnostic Facility, we provide the facilities, equipment, supplies and support personnel necessary for the cardiologist to perform interventional cardiac imaging and peripheral therapeutic procedures. Six of the Cardiovascular Diagnostic Facilities are owned by limited partnerships. Raytel, through a separate wholly-owned subsidiary for each limited partnership, serves as the corporate general partner which acts as the day-to-day manager of each facility. Raytel owns a majority interest in five of the facilities and owns 100% of the Florida facility. Raytel also owns and operates two nuclear cardiology diagnostic facilities, formerly operated in conjunction with Cardiovascular Diagnostic Facilities.

        Physicians practicing at the Cardiovascular Diagnostic Facilities are not obligated to refer patients to or practice at these facilities and in many cases also practice at nearby hospitals.

        RAYTEL HEART CENTER AT GRANADA HILLS COMMUNITY HOSPITAL

        In March 1999, Raytel and Granada Hills Community Hospital, or GHCH, terminated the management consulting agreement which they had entered into in September 1998, as the result of an advisory opinion from the Regional Office of the Health Care Finance Agency which raised issues regarding the hospital's eligibility to continue to participate in the Medicare program. Effective with the termination of the management consulting agreement, the Company entered into a revised five-year consulting services agreement with GHCH, pursuant to which we provide consulting services to the hospital with regard to the operations of its integrated heart center. GHCH is a general acute care hospital located in the San Fernando Valley area of Los Angeles. The hospital's heart program includes cardiac catheterization procedures, stress testing, ultrasound and other diagnostic services, cardiovascular and cardiothoracic surgical procedures and cardiac rehabilitation programs. Under the consulting services agreement, we provide specified consulting services to GHCH, including quality management and assurance, technology assessment and management, strategic planning and other services. We also lease cardiac catheterization equipment and related leasehold improvements to the hospital. All medical services at the facility are the responsibility of the hospital and its medical staff.

        Through an affiliated medical group, Raytel and GHCH entered into an exclusive agreement for Raytel to act as the exclusive provider of cardiac surgery services at the hospital and to manage the hospital's cardiovascular surgery program. We have entered into an agreement with a leading cardiothoracic surgeon to provide the cardiac surgery services at the hospital. The initial term of the agreement coincides with the term of the consulting agreement with the hospital. The affiliated medical group is owned by David E. Wertheimer, M.D., an officer and director of Raytel. Raytel, through a subsidiary, provides management services to the medical group.

RAYTEL PHYSICIAN PRACTICE AND CLINIC MANAGEMENT

        In March 2000, Raytel disposed of its practice management division which was engaged in the management of the physician practices of SETCA. See "Recent Corporate Developments."

        Through its acquisition of CVI in August 1997, Raytel acquired a 20-physician multi-specialty medical clinic, which focuses on cardiology, located in Port St. Lucie, Florida. We continue to mange the operations of this clinic.

RAYTEL DIAGNOSTIC IMAGING SERVICES

        Raytel provides outpatient diagnostic imaging services through operating and investment interests in seven freestanding imaging centers (the "Imaging Centers"). Raytel also operates the Raytel Imaging Network, a specialized preferred provider network currently consisting of 475 independent imaging centers located from Virginia to New York, including five centers owned and managed by Raytel.

        Diagnostic imaging technology consists of a number of medical diagnostic modalities, many of which integrate computer hardware and software. These modalities include magnetic resonance imaging, or MRI, computed tomography, or CT, nuclear medicine, radiography/fluoroscopy, or R/F, ultrasound, general x-ray and mammography. These imaging modalities are generally non-invasive (with the exception of the injection of contrast material in certain techniques and the occasional use of sedating agents) and subject the patient either to sound waves (ultrasound), X-rays (CT, R/F and X-ray mammography) or radio waves and magnetic fields (MRI) to gather data that aid in medical diagnosis. These diagnostic technologies enable physicians to view certain internal body anatomy and pathology and in many instances provide early diagnostic capability and aid in effective treatment planning without the need for more costly exploratory surgery.

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

        RAYTEL IMAGING CENTERS

        The Imaging Centers are located in four states. All of the Imaging Centers offer MRI services, and four offer other imaging modalities. Raytel owns four of the Imaging Centers and holds its interests in the other three through investments in limited partnerships (the "Ventures"), to which we provide management services, including data processing, billing and collection, accounting, marketing services and operational supervision. The Ventures have terms that expire between 2008 and 2025.

        RAYTEL IMAGING NETWORK

        The trends toward cost containment and managed care have resulted in changes in the patterns of patient referrals to diagnostic imaging facilities, adversely affecting the profitability of independent imaging centers and encouraging the formation of networks of independent centers. Many independent operators of diagnostic imaging facilities lack the management and marketing expertise and systems, as well as the experience in dealing with large managed care organizations, that are necessary to effectively establish and operate such networks. Our experience in dealing with a wide variety of managed care organizations and its established, centralized marketing, scheduling, billing and accounting systems provide us with the capability to establish and operate networks of independent diagnostic imaging centers. In addition, Raytel's purchasing power allows us to provide participating centers with supplies, such as contrast agents, film and other medical and technical supplies, and with equipment maintenance and other services at considerable cost savings.

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

        The Network is a preferred provider organization with participating imaging centers in the states of New Jersey, Pennsylvania, Delaware, Maryland, New York and Virginia. The Network currently provides diagnostic imaging services under referral arrangements with approximately 150 organizations administering healthcare programs covering more than 700,000 individual participants.

SALES AND MARKETING

        Our marketing activities are directed at managed care organizations, cardiologists and referring physicians. We maintain a central managed care sales group that negotiates and manages contracts with managed care organizations. Our marketing organization also supervises the marketing of our TTM-based services to physicians nationwide and supports the efforts of local centers to market their services to referring physicians in the communities they serve.

        RAYTEL CARDIAC INFORMATION SERVICES

        We market our cardiac monitoring and testing services nationwide by using regional sales managers coordinating the activities of approximately 400 sales representatives who are employees of the pacemaker equipment manufacturers or part-time employees of Raytel. Our sales organization is supported by our customer service and telemarketing personnel. We work closely with all major pacemaker manufacturers and have agreements with certain manufacturers for the distribution of Raytel's services through the direct sales forces of the manufacturers. Our sales force works closely with the approximately 10,000 physicians currently prescribing Raytel's pacemaker monitoring services.

        Raytel differentiates its cardiac monitoring and testing services from most of its competitors by providing its services 24 hours a day, seven days a week. In addition, we offer technologists who specialize in monitoring specific pacemaker models (the more complex the unit, the more expertise a technologist is required to have), extensive quality control procedures, computerized reports for complex pacemakers, detailed reporting procedures for abnormal findings and an extensive database on pacemaker performance.

        RAYTEL DIAGNOSTIC IMAGING SERVICES

        We market the services of the Imaging Centers we manage through a team approach tailored to the needs of each Imaging Center. Our central sales organization coordinates the Imaging Center's marketing activities with the Imaging Center's radiologists. The principal selling effort is directed toward the local base of referring physicians. In support of the selling effort, Raytel provides marketing materials, including newsletters and brochures and holds routine educational sessions for physicians. Raytel also assists the Imaging Center in addressing needs of managed care organizations by negotiating contracts with these organizations and working closely with insurance plan administrators, HMO personnel, workers' compensation coordinators and hospital administrators.

        RAYTEL CARDIOVASCULAR DIAGNOSTIC FACILITIES

        We market the services of our Cardiovascular Diagnostic Facilities using the basic approach employed with the Imaging Centers. Each facility undertakes marketing activities specifically structured for its local or regional market. The manager of each facility initiates and maintains contact with local referring physicians. Raytel's central sales organization supports the local selling effort with marketing materials and assistance in the development of clinical outreach programs designed to make the capabilities of the center available to underserved segments of the community. The center manager coordinates local physician contacts with our cardiac monitoring and testing sales force to cross-sell our transtelephonic pacemaker monitoring, Holter monitoring and cardiac event detection services. We negotiate contacts with managed care organizations centrally from our Connecticut facility. This central sales group also assists the center manager in addressing the needs of such organizations.

BILLING AND COLLECTION

        Our cardiac monitoring and testing operations generate a high volume of relatively low-cost services delivered to patients living throughout the United States. Raytel derives substantially all of its transtelephonic pacemaker monitoring, cardiac event detection services and Holter monitoring revenues from Medicare and other third-party payors and, in most cases, renders bills for its pacemaker monitoring services to at least two payors for each procedure. In the year ended September 30, 2000, we generated more than 780,000 bills to Medicare and other third-party payors related to these businesses. Accordingly, our success in these businesses is substantially dependent upon the efficiency of our billing and collection systems.

        All of the billing and collection functions for Raytel's cardiac testing operations are centralized at our facilities in Connecticut. We have specialized data management systems that we use to obtain and record primary and secondary insurance data at the time of patient enrollment and to maintain and update that information. Our billing and collection staff is specially trained in third-party coverage and reimbursement procedures. We communicate continuously with carriers administering Medicare and have established procedures that allow us to submit most primary Medicare claims electronically, on a batch-billing basis. In addition, we maintain a database on the billing procedures and requirements of more than 1,500 insurance carriers, which enables it to efficiently process claims to primary, secondary and tertiary private insurers. Computerized billing and collection reports allow our personnel to continually monitor open accounts.

        Due to the complexity of the billing and collection process, Raytel, like many other healthcare service providers, experiences normal payment cycles that are considerably longer than those customary in many other industries. We typically experience billing cycles of 60 to 240 days from the billing date, depending on the type and number of third-party payors, although billing cycles can be even longer in certain situations. Based upon our experience, we believe that our specialized data processing system used in billing for our pacemaker monitoring services and our extensive background in processing high volume, third-party claims serve to minimize collection cycles and the incidence of rejected claims due to incomplete or inaccurate information. In 1998, we converted our billing processing for CEDS and Holter monitoring services to a system based on commercially available software. This system has not performed to our expectations, and we are considering converting this segment of our billing operations back to our internally-developed system.

        Raytel also bills and collects for the Imaging Centers, the Cardiovascular Diagnostic Facilities, the other facilities that it manages.

THIRD-PARTY REIMBURSEMENT

        Raytel derives substantially all of its revenues from Medicare, HMOs and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers, by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. There can be no assurance that such measures will not adversely affect the amounts or types of services that may be reimbursable to Raytel in the future, or that the future reimbursement for any service offered by Raytel will be sufficient to cover the costs and overhead allocated to such service, either of which could have a material adverse effect on our operating results. We cannot predict with any certainty whether or when additional changes in Medicare, Medicaid or other third-party reimbursement rates or policies will be implemented. However, such future changes could have a material adverse effect on our business.

        Reimbursement rates vary depending on the type of third-party payors. Changes in the composition of third-party payors from higher reimbursement rate payors to lower reimbursement rate payors could have an adverse effect on Raytel's operating results. In addition, Raytel anticipates that it may increasingly offer its services to third party payors on a capitated or other risk-sharing basis. To the extent that patients or enrollees covered by a risk-sharing contract require more frequent or extensive services than is anticipated by Raytel, the revenue derived from such contract may be insufficient to cover the costs of the services provided. Insufficient revenue under capitated or other risk-sharing contracts could have a material adverse effect on our business.

GOVERNMENT REGULATION

        The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which Raytel operates will not change significantly and adversely in the future. In general, the scrutiny of methods and levels of payment of healthcare providers and companies is increasing.

        On August 5, 1997, President Clinton signed the Balanced Budget Act of 1997, or the BBA, into law. Two of the areas affected most profoundly by this law were (1) fraud and abuse, and (2) the effort of the federal government to use its purchasing power to expand health care options for Medicare beneficiaries while using pressure from increased competition to control costs. The fraud and abuse provisions build on many of the provisions that were enacted by the Health Insurance Portability and Accountability Act of 1996. In addition to the specific changes, the fraud and abuse provisions of the BBA signify an apparent shift to the Office of the Inspector General of the Department of Health and Human Services, or the "OIG," of not only enforcement power, but policy-making authority as well. In addition, the BBA broadened the authority for the HCFA to enter into contracts for providing managed care to Medicare beneficiaries by expanding the type of managed care options available to Medicare beneficiaries.

        On October 31, 1997, the Secretary of Health and Human Services published final regulations implementing a number of changes proposed in June 1997. One of the changes replaced the independent physiological laboratory, or IPL, with the creation of the independent diagnostic testing facility, or IDTF. An IDTF is a diagnostic facility, distinct from a physician's office or hospital, which does not directly use test results to treat patients. The facility exists to perform diagnostic testing procedures. Our pacemaker testing and cardiac monitoring services currently operate as an IPL. The original implementation date was postponed until March 1999, and we are in the process of replacing all of its designations as an IPL with the new designation as an IDTF, as required by the new regulations.

        Raytel believes that healthcare legislation, regulations and interpretations will continue to change and, as a result, routinely monitors developments in healthcare law. We expect to modify our agreements and operations from time to time as the business and regulatory environment changes. While we believe we will be able to structure our agreements and operations in accordance with applicable law, the lack of definitive interpretations of many statutory and regulatory provisions means that there can be no assurance that Raytel's arrangements are in compliance with such provisions or will not be successfully challenged.

        GOVERNMENT REIMBURSEMENT PROGRAMS

        The federal government maintains the Medicare health insurance program for the aged. Individual states have programs for medical assistance to the indigent known generally as Medicaid, which are partially financed by the federal government. Federal Medicaid funds are currently conditioned on state compliance with federal requirements. A significant portion of Raytel's revenues is received under Medicare and other government programs. Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities and other healthcare suppliers and practitioners.

        Raytel's existing cardiac monitoring and testing services derive a substantial portion of their revenue from the Medicare program. Raytel's, diagnostic imaging services and Cardiovascular Diagnostic Facilities also derive a substantial portion of their revenue from payments made under the Medicare program, and we anticipate that future facilities and services will also derive significant revenues from these sources. In order to participate in this program, a newly-developed facility must be certified after officials administering the Medicare program in the state where the facility is located, or their designees, have conducted a survey of the facility, a process that cannot commence until the facility opens and begins providing services to patients. Once a facility is certified, it will be reimbursed by Medicare for services performed from the date on which a satisfactory survey is conducted in connection with the certification of the facility or such later date as an acceptable plan is submitted to correct any deficiencies noted in the survey. We expect that delays in the certification process may occur and may increase with the funding limitations being imposed on certifying authorities. Combined with the billing and collection cycle for Medicare reimbursement that all healthcare facilities experience, these delays could result in a three to six month working capital deficiency during the start-up phase for newly developed facilities. These working capital deficiencies will have to be funded by Raytel through working capital advances to the facilities using funds provided by operating or financing activities.

        THE STARK LAW AND MEDICARE FRAUD AND ABUSE LAWS

        Raytel is subject to a variety of laws and regulations governing the referral of patients to facilities with whom the referring physician has a financial relationship.

        Subject to certain exceptions, physicians who have a financial relationship with an entity providing healthcare services are prohibited by federal, often referred to as the "Stark Law", from referring or admitting patients to that entity for the provision of certain designated services reimbursable under Medicare or Medicaid, as well as certain other federally assisted state healthcare programs. The entity providing healthcare services is also prohibited from presenting, or causing to be presented, a claim or bill for the designated services furnished pursuant to a prohibited referral. Possible sanctions for violations of the Stark Law include civil monetary penalties, exclusion from the Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibition. The Stark Law prohibits a physician who owns stock of a company from referring patients to the medical facilities in which such company has an ownership interest unless such company's stockholders' equity exceeds $75.0 million.

        On January 9, 1998, the Health Care Financing Administration, or HCFA, published proposed rules implementing the Stark Law. The regulations have been published in proposed form and HCFA has solicited comments on the proposed regulations. The proposed regulations do not have the force of law, but they do provide information regarding the views of enforcement agencies, such as the OIG.

        The Stark Law was originally enacted in December 1989, and prohibited a physician (or an immediate family member of a physician), with a financial relationship with a clinical laboratory from making a referral to the clinical laboratory for the furnishing of clinical laboratory services for which payment otherwise would be made by the Medicare program. In 1993, the Stark Law was amended to expand the referral prohibition to apply to certain "designated health services." The 1993 amendments are commonly referred to as "Stark II." The recently promulgated regulations apply to the Stark II Law.

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

        We are also subject to the illegal remuneration provisions of the federal Social Security Act and similar state laws, often referred to as "Fraud and Abuse Laws," which impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state or private programs. The courts and the OIG have stated that the Fraud and Abuse Laws are violated where even one purpose, as opposed to a primary or sole purpose, of the arrangement is to induce referrals. Violations of the Fraud and Abuse Laws are punishable by criminal or civil penalties, which may include exclusion or suspension of the provider from future participation in the Medicare, Medicaid and similar state and federal programs, as well as substantial fines. The federal government has published exemptions, or "safe harbors," for business transactions that will be deemed not to violate the federal Fraud and Abuse Laws. Although satisfaction of the requirements of these safe harbors provides protection from criminal prosecution or penalties under the federal anti-kickback legislation, failure to meet the safe harbors does not necessarily mean a transaction violates the statutory prohibitions. Due to the breadth of the statutory provisions of the Fraud and Abuse Laws and the absence of definitive regulations or court decisions addressing the type of arrangements by which Raytel and its affiliated entities conduct and will conduct their business, from time to time certain of their practices may be subject to challenge under these laws. In October 1995, Congress passed a bill that would extend the prohibitions of the Fraud and Abuse Laws to all third-party payors, governmental and private. In the HIPAA and BBA, Congress expanded the government fraud and abuse controls in a number of ways and added a provision for obtaining advisory opinions from the OIG regarding physician self-referral compliance with the Stark Law.

        We have attempted to structure our business relations to comply with the Stark Legislation, the Fraud and Abuse Laws and all other applicable healthcare laws and regulations. However, there can be no assurance that such laws will be interpreted in a manner consistent with our practices. In addition, state legislatures and other governmental entities are considering additional measures restricting or regulating referrals, and there can be no assurance that new laws or regulations will not be enacted which will require restructuring of Raytel's operations or otherwise have a material adverse effect on our business, financial condition or operating results.

        CERTIFICATES OF NEED AND OTHER LICENSING REQUIREMENTS

        Certain states in which we operate or may operate in the future prohibit the establishment, expansion or modification of certain healthcare facilities and the services provided at such facilities, including heart centers, catheterization laboratories and diagnostic imaging centers, without first obtaining a certificate of need, or "CON," or comparable license from the appropriate state regulatory agency. In addition to any CON or comparable licensing requirements that may apply, heart centers, catheterization laboratories and diagnostic imaging centers developed or operated by Raytel may also be required to comply with other licensing requirements, which vary from state to state. Obtaining CON approval or comparable licensing is typically an expensive and lengthy process and may involve adversarial proceedings initiated by competing facilities or taxpayer groups. The existence of these laws or future legislation changing these laws may make it more difficult or prohibitive for Raytel to develop heart centers, catheterization laboratories or other diagnostic facilities, maintain existing facilities or expand the services provided at such facilities or its other diagnostic imaging facilities.

        Raytel from time to time is required to upgrade or modify its facilities in order to maintain its licenses. In many states, a facility, such as a free-standing heart center, must be completed before a license will be issued allowing the facility to operate, and even once the facility is built there can be no assurances that a license or certification for operations will be issued by the appropriate government agency.

        RESTRICTIONS ON CORPORATE PRACTICE OF MEDICINE

        The laws of certain states in which we operate or may operate in the future prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we have structured our affiliations with physician groups so that the physicians maintain exclusive authority regarding the delivery of medical care, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material adverse effect on our business. If a corporate practice of medicine law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate its relationship with the applicable physician group to bring its activities into compliance with such law. The termination of, or failure of Raytel to successfully restructure, any such relationship could result in fines or a loss of revenue that could have a material adverse effect on our business, financial condition or operating results.

MEDICAL MALPRACTICE INSURANCE

        In general, Raytel does not, itself, engage in the practice of medicine and requires physicians performing medical services at its facilities to maintain medical malpractice insurance. In connection with the operation of its clinic at Port St. Lucie, Florida, a wholly-owned subsidiary of Raytel employs approximately 20 physicians, who perform medical services as members of a multi-specialty medical group. The other licensed professionals in this practice, such as registered nurses, nurse practitioners and technicians, perform their professional duties under the direct supervision of the physicians. With the exception of the physician employees of the Florida clinic, Raytel's employees do not practice medicine. However, certain of its employees are involved in the delivery of healthcare services to the public under the supervision of physicians. To protect Raytel from medical malpractice claims, including claims associated with its employees' activities, Raytel, or the Ventures for which Raytel serves as general partner, maintain professional liability and general liability insurance on a "claims made" basis in amounts deemed appropriate by management based upon the nature and risks of Raytel's business. Such policies provide malpractice coverage in the amount of $1 million per occurrence with an aggregate limit of $3 million. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While we believe our insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by Raytel is sufficient to cover all future claims. In addition, there can be no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future.

COMPETITION

        The healthcare service businesses in which Raytel is currently engaged are highly competitive. The restructuring of the healthcare system is leading to rapid consolidation of the existing highly fragmented healthcare delivery system into larger and more organized groups and networks of healthcare providers. We expect competition to increase as a result of this consolidation and ongoing cost containment pressures among other factors. In executing its business strategy, we compete with management services organizations, for-profit and nonprofit hospitals, HMOs and other competitors that are seeking to form strategic alliances with physicians or provide management services to physicians or to diagnostic and therapeutic facilities owned by such physicians.

        Raytel's cardiac monitoring and testing programs compete with a number of smaller, regional commercial entities as well as hospitals, clinics and physicians who generally provide these services as an adjunct to their primary practice. Principal competitive factors are the availability and quality of service. We believe that we compete favorably with most of our smaller competitors based on our 24-hour a day, seven-day a week service, specialized technical staff and sophisticated billing and collection system. Certain of our competitors, including local physicians and hospitals, may have certain competitive advantages over Raytel based upon their direct relationships with referring physicians.

        Cardiac catheterization and other cardiac diagnostic and therapeutic procedures, as well as diagnostic imaging procedures, are performed in hospitals, private physicians' offices, clinics operated by group practices of physicians and independent catheterization facilities. Although Raytel and its affiliates operate in locations throughout the United States, competition focuses on physician referrals at the local market level. Principal competitors in each of our markets are hospital and physician affiliated facilities, some of which may have greater financial and other resources than Raytel, more experience and greater name recognition than the local managers and physicians associated with our Imaging Centers and Cardiovascular Diagnostic Facilities, or better ties to the local medical community. Successful competition for referrals is a result of many factors, including quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and, increasingly, relationships with managed care programs. Other independent companies (including some which have substantially greater financial and operating resources than Raytel) are in the business of establishing facilities similar to the facilities in which we have or may obtain interests and providing management services to such facilities.

EMPLOYEES

        As of November 30, 2000, Raytel employed approximately 736 full time equivalent employees. None of our employees are covered by collective bargaining contracts.

ITEM 2. PROPERTIES

        The principal operations of Raytel and its subsidiaries are conducted at facilities located in Windsor, Connecticut; New York, New York; Haddonfield, New Jersey; San Mateo, California; and Port St. Lucie, Florida. The Windsor facility, consisting of approximately 45,000 square feet, is occupied under a lease expiring in July 2004. The New York facility, consisting of approximately 23,300 square feet, is occupied under a lease expiring in September 2001. The Haddonfield facility, consisting of approximately 10,000 square feet, is occupied under a lease expiring in June 2002. The San Mateo facility, consisting of approximately 2,400 square feet, is occupied under a lease expiring in May 2003. The Port St. Lucie facility, consisting of approximately 25,400 square feet, is occupied under a lease expiring in December 2002. In addition, through seven of its consolidated Imaging Centers, Raytel leases a total of approximately 31,000 square feet in facilities located in New York, New Jersey, California and Pennsylvania. Through its acquisition of CVI in August 1997, Raytel acquired Cardiovascular Diagnostic Facilities in Texas, Louisiana, Maryland and Florida. The Ventures that operate the Cardiovascular Diagnostic Facilities lease a total of approximately 84,000 square feet in these facilities. We generally consider our properties to be in good condition and suitable for its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

        Raytel Cardiac Services, Inc., or "RCS," a wholly-owned subsidiary of Raytel, is currently the subject of a grand jury investigation being conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the U.S. Department of Human Services. On June 23, 2000, the OIG and other federal agents executed a search warrant for information concerning unspecified allegations of impropriety in RCS' business practices related to Medicare-covered services. Subsequently, subpoenas have been served on RCS for the production of additional documents, and several RCS employees and contractors have been subpoenaed to provide testimony before the grand jury.

        Neither Raytel nor RCS has been informed of any specific charges or allegations against RCS or its employees. However, based on the actions of the U.S. Attorney and the OIG to date, Raytel believes that the investigation is focused on certain business practices of RCS' cardiac pacemaker monitoring business. RCS is continuing to perform pacemaker monitoring services for its patients and intends to maintain the quality of its service and patient care during the course of the investigation. To date, the investigation has not involved Raytel's other healthcare related services, such as RCS' cardiac event detection services, or Raytel's diagnostic imaging services or other cardiac related businesses.

        Raytel is cooperating with the investigation and is currently engaged in the identification and production of documents in response to the subpoenas. In connection with the investigation, Raytel is confirming its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received subsequent to June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services. In addition, Raytel suspended billing for such services. The checks are being deposited, the cash released from escrow, and additional bills sent, only after the affected patient's records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $1,588,000 as of September 30, 2000. Subsequent to September 30, 2000, substantially all such amounts have been released.

        Raytel has internal procedures in place designed to assure compliance by Raytel and its subsidiaries with applicable laws and governmental regulations, including Medicare reimbursement laws. However, because of the preliminary stage of the investigation and the limited information currently available to Raytel, we cannot predict the outcome of the investigation with any certainty. The investigation is complex and document-intensive and is likely to extend over a protracted period of time. RCS has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $2,000,000 to cover the estimated amount of these expenses. Expenses in excess of the $2,000,000 reserve, if any, will adversely affect operating results in future periods, regardless of the eventual outcome of the investigation. The investigation, and the related internal review, also has diverted, and is expected to continue to divert, the efforts and attention of a number of RCS' management and administrative personnel. As a result, the investigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time-consuming. Should the outcome of the investigation ultimately result in RCS being charged with and convicted of violations of federal criminal statutes, RCS could be required to pay substantial fines and its right to participate in federal health care programs, including Medicare, could be revoked. Conviction under certain statutes could result in mandatory exclusion from participation in federal health care programs. In addition, such criminal charges would constitute a default under Raytel's bank credit agreement. It is also possible that federal authorities could assert civil claims against RCS under the Federal False Claim Act, which allows the government to recover treble damages plus penalties of $5,000 to $10,000 per claim. We cannot currently determine the likelihood of any such claims or the eventual outcome. A significant fine, the revocation of RCS' Medicare participation or civil liability under the False Claims Act would significantly harm Raytel's business.

        Raytel and its subsidiaries are parties to other litigation and claims arising out of its ongoing business operations. We believe that none of these matters, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to information set forth under the heading "Stock Data Nasdaq Symbol: RTEL" on page 30 of Raytel's 2000 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is incorporated by reference to the information set forth under the heading "Five Year Financial Summary" on page 5 of Raytel's 2000 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference to information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 12 of Raytel's 2000 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Raytel does not hold any marketable equity securities, foreign currencies, or derivative financial instruments in its investment portfolio. As of September 30, 2000, Raytel did not hold any investments that are subject to interest rate risk, except for approximately $1,753,000 in investment grade commercial paper with maturities of less than 150 days. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. However, because commercial paper has such short maturities, Raytel has the ability to hold its fixed income investments until maturity. Therefore, Raytel would not expect to recognize an adverse impact in income or cash flows if there were an increase or decrease in interest rates. Raytel has not issued any debt securities other than promissory notes with fixed interest rates in connection with certain acquisitions, and therefore does not have any interest rate risk with respect to this type of financing activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the financial statements and supplementary data on pages 13 to 29 of our 2000 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                  PART III

        Certain information required by Part III is omitted from this report in that Raytel intends to file its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1. FINANCIAL STATEMENTS:

        Report of Independent Public Accountants

        Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998

        Consolidated Balance Sheets as of September 30, 2000 and 1999

        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998

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

(b)     REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 2000

        The Company filed one report on Form 8-K during the quarter ended September 30, 2000. The report was filed on July 25, 2000 and reported under Item 5 a transaction that effectively terminated the management services agreement between the Company and Southeast Texas Cardiology Associates.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   December 29, 2000            RAYTEL MEDICAL CORPORATION

                                      By: /s/ Richard F. Bader
                                          --------------------------------------
                                          Richard F. Bader
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated.

               SIGNATURE                                       TITLE                                   DATE
/s/ Richard F. Bader                     Chairman of the Board of Directors and Chief           December 29, 2000
------------------------------------     Executive Officer (Principal Executive Officer)
          (Richard F. Bader)

/s/ John F. Lawler, Jr.                  Vice President, Chief Financial Officer and            December 29, 2000
------------------------------------     Corporate Controller (Principal Financial and
         (John F. Lawler, Jr.)           Accounting Officer)


                                         Senior Vice President and Director                     December 29, 2000
------------------------------------
      (David E. Wertheimer, M.D.)

/s/ Thomas J. Fogarty, M.D.              Director                                               December 29, 2000
------------------------------------
       (Thomas J. Fogarty, M.D.)

/s/ Mary M. Lampe                        Director                                               December 29, 2000
------------------------------------
            (Mary M. Lampe)

                                         Director                                               December 29, 2000
------------------------------------
           (Gene I. Miller)

/s/ Allan Zinberg                        Director                                               December 29, 2000
------------------------------------
            (Allan Zinberg)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of Raytel Medical Corporation:



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Raytel Medical Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated November 10, 2000 (except with respect to the matter discussed in Note 6 of the consolidated financial statements, as to which the date is December 15, 2000). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. The information reflected on the schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

                                       /s/ ARTHUR ANDERSEN LLP

Hartford, Connecticut
November 10, 2000

                                                                     SCHEDULE II

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                               FOR THE YEARS ENDED

                        SEPTEMBER 30, 2000, 1999 AND 1998

                        VALUATION AND QUALIFYING ACCOUNTS

                                                       Balance at     Charged to
                                                       Beginning       Cost and                      Balance at
                                                        of Year        Expenses      Deductions     End of Year
                                                        -------        --------      ----------     -----------

Description
September 30, 2000                                    $5,664,000     $6,012,000     $(4,986,000)     $6,690,000
       Allowance for doubtful accounts
September 30, 1999                                    $7,093,000     $6,467,000     $(7,896,000)     $5,664,000
       Allowance for doubtful accounts
September 30, 1998                                    $6,189,000     $5,767,000     $(4,863,000)     $7,093,000
       Allowance for doubtful accounts

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT TITLE

  3.1(1)          Restated Certificate of Incorporation of the Registrant.

  3.2(2)          Bylaws of the Registrant, as amended.

  4.1(3)          Rights Agreement dated as of August 14, 1998 between the
                  Registrant and BankBoston N.A., as Rights Agent.

*10.1(4)          1983 Incentive Stock Option Plan, as amended.

*10.2(4)          1990 Stock Option Plan, as amended.

*10.3(4)          1995 Outside Directors Stock Option Plan.

*10.7(4)          Form of Indemnity Agreement for officers and directors

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

EXHIBIT
NUMBER                             EXHIBIT TITLE

 10.43(7) Promissory Note in the amount of $15,000,000 between the Registrant and Bank of Boston Connecticut dated September 2,
                  1996.

 10.44(7) Promissory Note in the amount of $10,000,000 between the Registrant and Banque Paribas dated September 2, 1996

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

*10.52(9)         Employment Agreement dated as of March 1, 1998, by and
                  between Swapan Sen and Raytel Medical Corporation.

*10.53(9)         Employment Agreement dated as of March 1, 1998, by and between
                  F. David Rollo, M.D., Ph.D., and Raytel Medical Corporation.

*10.54(9)         Employment Agreement dated as of March 1, 1998, by and
                  between Michael O. Kokesh and Raytel Medical Corporation.

10.55(10)         Third Amendment to Amended and Restated Credit Agreement dated
                  July 24, 1998 among the Registrant, Bank of Boston Connecticut and Banque Paribas, and BankBoston, as agent.

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

 10.58(11)        Fourth Amendment to Amended and Restated Credit Agreement,
                  dated July 24, 1998 among the Registrant, Bank of Boston
                  Connecticut and Banque Paribas, and BankBoston, as agent.

 10.59(11)        Commercial Office Lease dated July 19, 1999 between Registrant and USGC Joint Venture.

*10.60(11)        Key Management Retention Agreement dated as of September 1,
                  1999, by and between Swapan Sen and Raytel Medical Corporation.

EXHIBIT
NUMBER                             EXHIBIT TITLE


*10.61(11)        Key Management Retention Agreement dated as of September 1,
                  1999, by and between David E. Wertheimer, M.D. and Raytel
                  Medical Corporation.

*10.62(11)        Key Management Retention Agreement dated as of September 1,
                  1999, by and between John F. Lawler, Jr. and Raytel Medical
                  Corporation.

*10.63(12)        Employment Agreement dated as of August 4, 1999, by and between
                  Allan Zinberg and Raytel Medical Corporation

*10.64(12)        Consulting Agreement dated as of January 1, 2000 by and between
                  Allan Zinberg and Raytel Medical Corporation

 10.65(13)        Stock Purchase Agreement dated as of May 31, 2000 between and among RTPS Acquisition Company, LLC, Raytel Medical
                  Corporation, Raytel Texas Physician Services, Inc.

 10.66(14)        Master Termination Agreement entered into as of May 31, 2000 and effective as of November 10, 1999 between and among Southeast
                  Texas Cardiology Associates, P.A., Southeast Texas Cardiology
                  Associates II, P.A., Southeast Texas Cardiology Associates II,
                  LLP, Rodolfo P. Sotolongo, M.D., Wayne S. Margolis, M.D., and
                  Michael L. Smith, M.D., Raytel Southeast Management, L.P.,
                  Raytel Texas Physician Services, Inc., Raytel Management
                  Holdings, Inc. and Raytel Medical Corporation.

 13.1 2000 Annual Report to Stockholders, portions of which are incorporated by reference in this Report on Form 10-K.

 21.1             List of subsidiaries of the Registrant.

 23.1             Consent of Arthur Andersen LLP.

 27               Financial Data Schedule

-------------

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

(11) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1999.

(12) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

(13) Incorporated by reference to Exhibit 10.59 to the Registrant's Form 10-Q Report for the quarter ended June 30, 2000 (the "June 2000 10-Q").

(14)    Incorporated by reference to Exhibit 10.60 to the June 2000 10-Q.