Form 10-K/A
period 2000-09-30
RAYTEL MEDICAL CORP
filed 2001-02-12
CIK 1002017

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

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

The number of shares of the Registrant's Common Stock outstanding as of December 31, 2000, was 8,751,775.

                       DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT                                WHERE INCORPORATED
Annual Report to Stockholders for fiscal year ended
September 30, 2000                                                      Part II

Raytel Medical Corporation hereby amends Part III its annual report on Form 10-K for the fiscal year ended September 30, 2000 to read in its entirety as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of Raytel are as follows:

NAME                                          AGE    POSITION
----                                          ---    --------
Richard F. Bader ..........................    63    Chairman of the Board of Directors and Chief Executive
                                                     Officer

Jason Sholder .............................    56    President and Chief Operating Officer, Raytel Cardiac
                                                     Services

John F. Lawler, Jr. .......................    54    Vice President and Chief Financial Officer

Swapan Sen ................................    47    Senior Vice President and General Manager, Medical Facility
                                                     Operations

David E. Wertheimer, M.D. .................    45    Senior Vice President, Heart Center Development

Thomas J. Fogarty, M.D. ...................    66    Director

Mary M. Lampe .............................    53    Director

Gene I. Miller ............................    59    Director

Allan Zinberg..............................    58    Director


     RICHARD F. BADER was a founder of Raytel in 1981 and has served as our Chief Executive Officer and as a director since our inception and as Chairman of our Board of Directors since April 1986. Mr. Bader also served as our President from our inception to May 1988 and again from May 1989 to December 1991, and as Chief Financial Officer from February 1990 to December 1991. Prior to founding Raytel, Mr. Bader was employed as President and Chief Executive Officer of Compression Labs, Inc., a developer of video teleconferencing equipment and digital signal compression technology, from 1977 to 1981, and of Integrated Microsystems, a manufacturer of semiconductor microsystems, from 1969 to 1975.

     JASON SHOLDER joined us in May 2000 as our President and Chief Operating Officer, Raytel Cardiac Services. From June 1997 to September 1999, Mr. Sholder served as President, Cardiac Assist Division, of Datascope Corporation, a manufacturer of cardiac intra-aortic balloon catheters and pumps. From February 1977 to September 1997, he worked at Pacesetter, Inc., a manufacturer of implantable cardiac pacemakers, where most recently he held the position of Senior Vice President, Technology.

     JOHN F. LAWLER, JR. has served as our Vice President and Chief Financial Officer since May 1999, prior to which he had served as our Vice
President-Corporate Controller since March 1993. Mr.

Lawler served as Corporate Controller of Zygo Corp., a manufacturer of measuring equipment and optical components, from September 1983 to March 1993. Prior to September 1983, he served with Raymond Industries, Inc., a diversified manufacturing company, and KPMG Peat Marwick.

     SWAPAN SEN has been a Senior Vice President of Raytel since December 1997. Prior to that, he served as a of Vice Presidents of Raytel from February 1990, when he joined Raytel following the acquisition of Cardiac Datacorp, Inc. ("CDI"). Since our acquisition of Cardiovascular Ventures, Inc. ("CVI") in August 1997, Mr. Sen has had primary responsibilities for the day-to-day operations of Raytel's cardiovascular diagnostic facilities, and continues to have primary responsibility for the day-to-day operations of Raytel's imaging centers. From February 1990 to December 1991, he managed the three imaging centers associated with the CDI acquisition. From December 1985 to February 1990, Mr. Sen served in the same capacity with CDI.

     DAVID E. WERTHEIMER, M.D. has been a Senior Vice President and a director of Raytel since August 1997, when he joined Raytel following the CVI acquisition. Dr. Wertheimer founded CVI in 1991, where he served as the Chairman of the Board and a director until its acquisition by Raytel in August 1997. Dr. Wertheimer serves as the President of, and is a practicing cardiologist with, the Heart Institute of Port St. Lucie, Inc., a multi-specialty physician practice whose predecessor practice he founded in 1984, and where he is a practicing cardiologist. Dr. Wertheimer is a Fellow of the American College of Cardiology, the American College of Physicians, and the Society for Cardiac Angiography and Intervention. Dr. Wertheimer currently serves as the chairman of the Medical Advisory Committee of the Department of Health for the State of Florida, a post that he has held since 1996.

     THOMAS J. FOGARTY, M.D. has served on our Board of Directors since November 1982. Dr. Fogarty is a cardiovascular surgeon and has served as Professor of Surgery at Stanford University Medical School since July 1993. He practiced with Pacific Coast Cardiac and Vascular Systems from 1971 to July 1993. Dr. Fogarty is also the founder and President of Fogarty Engineering, Inc., and Thomas Fogarty Winery and Vineyards. He has authored 85 patents in the field of catheter and cardiovascular instrumentation. Dr. Fogarty is a director of CardioThoracic Systems, Inc., and several privately held companies. In addition, he is general partner of a venture capital fund focused on the development of advanced cardiac care products.

     MARY M. LAMPE has been one of our directors since July 1999. Ms. Lampe also has been the Executive Director and Chief Operating Officer for the Cardiovascular Research Foundation since February 1999. The Foundation is a non-profit organization that promotes excellence in interventional cardiology and vascular therapy through research and education. Prior to joining the Foundation, Ms. Lampe served for 15 years as the executive director of various national law firms and 8 years in hospital administration in Pennsylvania.

     GENE I. MILLER has been one of our directors since February 1989. Mr. Miller has been a general partner of Peregrine Ventures funds, a venture capital firm, since its inception in 1981. Mr. Miller serves on the boards of several privately held companies.

     ALLAN ZINBERG retired in December 1999 as our President and Chief Operating Officer, a capacity in which he served since December 1991. Mr. Zinberg joined us as President of our CDI. subsidiary in February 1990, when we acquired CDI, and has served on our Board of Directors since that time. From June 1974 to February 1990, Mr. Zinberg was employed by CDI, where he served as a senior executive from June 1979 to February 1990.

     There are no family relationships among directors or executive officers of Raytel.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied with in fiscal year 2000, except that a Form 3 for Mr. Sholder was not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation earned for services rendered to us during each of the fiscal years ended September 30, 1998, 1999, and 2000 by our Chief Executive Officer, our four other most highly compensated executive officers and one former executive officer who would have been among the four other most highly compensated executive officers had he remained an executive officer through September 30, 2000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                  ANNUAL COMPENSATION (1)       COMPENSATION
                                     FISCAL       -------------------         OPTIONS GRANTED        ALL OTHER
   NAME AND PRINCIPAL FUNCTION        YEAR        SALARY        BONUS             (SHARES)          COMPENSATION
------------------------------       ------       ------        -----         ---------------       ------------
Richard F. Bader                      2000        $293,253      $75,000                 -            $10,497 (3)
Chairman of the Board and Chief       1999        $299,760     $190,000           300,000 (2)        $26,491 (4)
Executive Officer                     1998        $281,973     $150,000                 -            $10,588 (5)

Jason Sholder  (6)                    2000        $111,393            -           250,000             $1,837 (3)
  President and Chief Operating       1999               -            -                 -                  -
  Officer of Raytel Cardiac           1998               -            -                 -                  -
  Services

John F. Lawler, Jr.                   2000        $152,633       $5,000                 -            $10,122 (3)
  Vice President and Chief            1999        $137,525      $20,000             6,000 (2)        $10,288 (4)
  Financial Officer                   1998        $124,691      $16,500                 -             $9,255 (5)

Swapan Sen                            2000        $216,555     $110,000           200,000            $10,497 (3)
  President, Raytel Imaging           1999        $186,895     $110,000            61,000 (2)        $22,886 (4),
  Holdings, Inc.                      1998        $167,797     $100,000            40,000            $10,440 (5)

David E. Wertheimer, M.D.             2000        $420,000      $19,636                 -                $36 (3)
  Senior Vice President and           1999        $350,000      $20,000            37,000                $36 (4)
  Director                            1998        $350,000            -            25,000                $43 (5)

Allan Zinberg  (7)                    2000        $293,253      $34,000             6,000           $108,836 (3)
  Former President and Chief          1999        $299,760      $32,000           100,000 (2)        $25,842 (4),
  Operating Officer                   1998        $281,973      $81,676             5,000             $9,720 (5)

(1) Includes amounts (if any) deferred under our 401(k) Plan and our Executive Deferred Compensation Plan.

(2) Consists of options to purchase our common stock granted in replacement of repriced options.

(3) Includes matching contributions by Raytel under our 401(k) Plan, contributions by Raytel to the Pension Plan, auto allowances and life insurance premiums paid by Raytel for the benefit of the Named Executive Officer. The amounts representing 401(k) Plan contributions for the fiscal year 2000 are $2,625 for each of Messrs. Bader, Lawler and Sen, and $3,179 for Mr. Zinberg. The amounts representing Pension Plan contributions for the calendar year 1999 are $7,422 for each of Messrs. Bader, Zinberg and Sen. The amounts representing life insurance premiums are $450 for Messrs. Bader, Zinberg and Sen, $360 for Mr. Lawler, $60 for Mr. Sholder and $36 for Dr. Wertheimer. The amount paid to Mr. Zinberg also includes consulting fees and expenses of $36,890 paid to him pursuant to a consulting agreement between Mr. Zinberg and Raytel, director fees of $4,500 paid to Mr. Zinberg as an outside director and $56,395 representing the value of accrued but unused vacation time paid to Mr. Zinberg at retirement.

(4) Includes deferred compensation adjustment amounts of $15,993 for Mr. Bader, $15,093 for Mr. Zinberg and $12,066 for Mr. Sen. Also includes matching contributions by Raytel under the 401(k) Plan, contributions by Raytel to the Pension Plan and life insurance premiums paid by Raytel for the benefit of the Named Executive Officer. The amounts representing 401(k) Plan contributions for the fiscal year 1999 are $2,500 for Mr. Bader, $2,919 for Mr. Lawler, $2,822 for Mr. Sen and $2,751 for Mr. Zinberg. The amounts representing Pension Plan contributions for the calendar year 1998 are $7,548 for each of Messrs. Bader, Zinberg and Sen. The amounts representing life insurance premiums are $450 for Messrs. Bader, Zinberg and Sen, $360 for Mr. Lawler and $36 for Dr. Wertheimer.

(5) Includes matching contributions by Raytel under the 401(k) Plan, contributions by Raytel to the Pension Plan and life insurance premiums paid by Raytel for the benefit of the Named Executive Officer. The amounts representing 401(k) Plan contributions for the fiscal year 1998 are $2,500 for Mr. Bader, $2,683 for Mr. Lawler, $2,352 for Mr. Sen and $1,632 for Mr. Zinberg. The amounts representing Pension Plan contributions for the calendar year 1997 are $7,638 for each of Messrs. Bader, Zinberg and Sen, and $6,212 for Mr. Lawler. The amounts representing life insurance premiums for the fiscal year 1998 are $450 for Messrs. Bader, Zinberg and Sen, $360 for Mr. Lawler and $43 for Dr. Wertheimer.

(6) Mr. Sholder became President on May 15, 2000. Mr. Sholder's annual salary is $300,000.

(7) Mr. Zinberg retired as an executive officer effective December 31, 1999. We continued to pay his salary during the remainder of the fiscal year pursuant to an employment agreement between Mr. Zinberg and Raytel.

STOCK OPTION GRANTS DURING FISCAL YEAR

     The following table sets forth information concerning grants of options to purchase Raytel's Common Stock made during the fiscal year ended September 30, 2000 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE VALUE AT
                                                                                      ASSUMED ANNUAL RATES OF STOCK PRICE
                                                  INDIVIDUAL GRANTS                     APPRECIATION FOR OPTION TERM (1)
                                ----------------------------------------------------  ------------------------------------
                                NUMBER OF    % OF TOTAL
                                  SHARES     OPTIONS            EXERCISE
                                UNDERLYING   GRANTED TO          OR BASE
                                 OPTIONS    EMPLOYEES IN          PRICE   EXPIRATION
NAME                             GRANTED    FISCAL YEAR(2)        ($/SH)     DATE          0%           5%          10%
----                            ----------  --------------      --------  ----------     ------       ------      -------
Richard F. Bader                      -           -               -         -                 -             -            -

Jason Sholder                   175,625(3)       29.9%           $2.125     5/26/10                  $230,075     $594,789
                                 74,375(3)       12.7%           $1.806     5/26/10     $23,726      $123,120     $275,612
John F. Lawler, Jr.                   -           -               -               -          -              -            -

Swapan Sen                       47,058(5)        8.0%           $2.125     5/26/10                   $62,888     $159,372
                                152,942(5)       26.1%           $1.806     5/26/10     $48,789      $253,015     $566,387

David E. Wertheimer, M.D.

Allan Zinberg                     6,000(6)        1.0%           $2.00      6/27/10                    $7,547      $19,125

---------------

(1) Potential realizable values are net of the exercise price but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the SEC and do not represent our estimate or projection of our future stock price. Actual gains, if any, on stock option exercise are dependent on our future financial performance, overall market conditions and the option holders' continued employment through the vesting period.

(2) We granted options to purchase an aggregate of 587,000 shares of our common stock in fiscal year 2000.

(3) The option vests and becomes exercisable at the rate of 1/4 of the shares on May 15, 2001 and 1/48 of the shares monthly thereafter.

(4) The fair market value of our common stock on the date of grant, based on the closing sale price of our common stock on the Nasdaq National Market, was $2.125 per share.

(5) The option vests and becomes exercisable at the rate of 1/4 of the of the shares on the first anniversary of the date of grant and 1/48 of the shares monthly thereafter.

(6) The option vests pursuant to the terms of our Outside Directors Stock Option Plan, the terms of which are disclosed in further detail under "Director Compensation."

OPTION EXERCISES AND YEAR END HOLDINGS

     The following table sets forth information concerning the exercise of stock options during the fiscal year ended September 30, 2000 and the stock options held as of September 30, 2000 by the Named Executive Officers.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SHARES UNDERLYING       VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                                                                    SEPTEMBER 30, 2000         AT SEPTEMBER 30, 2000 (1)
                                                               ---------------------------     -------------------------
                             SHARES ACQUIRED
            NAME               ON EXERCISE    VALUE REALIZED EXERCISABLE (2)   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
            ----             ---------------  -------------- ---------------   -------------  -----------  -------------
Richard F. Bader                     -              -            346,522            75,000         -             -

Jason Sholder                        -              -             31,249           218,751         -             -

John F. Lawler, Jr.                  -              -             12,375             2,625         -             -

Swapan Sen                           -              -             75,810           204,189         -             -

David E. Wertheimer, M.D.            -              -             37,500            37,500         -             -

Allan Zinberg                        -              -             79,799            30,251         -             -

------------------------------------------------------------------------------------------------------------------------

(1) Based on the closing price of $1.25 for the Common Stock as quoted on the Nasdaq National Market on September 29, 2000, less the exercise price.

(2) Options granted prior to October 1, 1995, including options granted more recently in replacement of such options, are fully exercisable, subject to Raytel's right to repurchase any unvested shares at the original exercise price in the event of the optionee's termination. Options (or shares issued upon exercise thereof) vest over periods of two to four years from the date of grant.

DIRECTOR COMPENSATION

     Non-employee directors are entitled to a fee of $1,500 for each Board meeting they attend. In addition, our 1995 Outside Directors Stock Option Plan (the "Directors Plan") provides for formula-based grants of options to non-employee directors. The Directors Plan provides that each non-employee director of ours shall be granted an option to purchase 6,000 shares of our common stock on the date on which the individual first becomes a non-employee director. Thereafter, on the date immediately following each annual stockholders' meeting, each non-employee director who is reelected at the meeting shall be granted an additional option to purchase 6,000 shares if, on that date, he or she has served on the Board of Directors for at least six months.

     The Directors Plan provides that each option shall become exercisable in three equal annual installments, subject to the director's continuous service and subject to adjustment at each scheduled vesting date by multiplying the number of shares eligible for vesting by a fraction, the numerator of which is the number of meetings of the Board of Directors attended by the director during the preceding 12-month period and the denominator of which is the total number of meetings held during such period. Shares which do not vest on a scheduled vesting date as a result of such an adjustment will vest instead, without further adjustment, on the fifth anniversary of the date of grant. All options granted under the Directors Plan have exercise prices equal to the fair market value of one of our shares of common stock on the date of grant. Options granted under the Directors Plan have a term of ten years.

     In January 2000, we entered into a written consulting services agreement with Mr. Zinberg, pursuant to which we agreed to compensate Mr. Zinberg in the amount of $140 for each hour, or in the event we require him to travel, a maximum of $1,120 for each day, he performs services for us. Mr. Zinberg has agreed not to compete with us in any business in which we are engaged for the term of the consulting agreement. His consulting agreement is on a month-to-month basis, although we may terminate his services at any time and he may terminate his consulting relationship with us upon 30 days written notice.

EMPLOYMENT AGREEMENTS

     Messrs. Bader, Sholder and Sen have entered into employment agreements with Raytel that entitle each to receive a specified base annual salary, subject to increase by our Board of Directors from time to time, and such bonus as may be authorized from time to time by our Board. Each agreement has a term of two years, expiring in September 2001 in the case of Mr. Bader, May 2001 in the case of Mr. Sholder and February 2001 in the case of Mr. Sen. These terms are automatically extended for an additional year in September of each year, in the case of Mr. Bader, May of each year in the case of Mr. Sholder and February of each year, in the case of Mr. Sen, unless either the officer or we elect not to renew the agreement. Each of the agreements with Messrs. Bader, Sholder and Sen requires the officer to devote his full time and attention to our affairs, with certain exceptions in the case of Mr. Sholder. If we terminate the employment of Mr. Bader, Sholder or Sen other than for cause (or if the officer voluntarily terminates his employment following certain specified actions by us), the officer will be entitled to receive severance payments equal to his then current base salary for a period of 24 months following the date of termination in the cases of Messrs. Bader and Sen and 12 months following the date of termination in the case of Mr. Sholder. The current annual base salaries of Messrs. Bader, Sholder and Sen are $293,253, $300,000 and $216,555 respectively. Mr. Sholder is also entitled to a monthly automobile allowance in the amount of $700.

     In August 1999, we entered into an employment agreement with Mr. Zinberg which amended and restated the previous employment agreement he had entered into with us in September 1995. Pursuant to the new employment agreement, Mr. Zinberg is entitled to receive his annual salary in the amount of $292,253, in addition to standard health and dental benefits, until the second anniversary of his retirement, which will be December 31, 2001.

     As a result of the CVI acquisition in August 1997, we assumed the obligations of Dr. Wertheimer's employment agreement, which entitles him to receive a specified base salary, subject to increase by the Board from time to time, and such bonus as may be authorized from time to time by the Board. The agreement has a term of ten years, expiring on December 31, 2006. The agreement requires that Dr. Wertheimer devote his full time and attention to our affairs, both in his capacity as a physician and as a member of executive management. The agreement may be terminated only for cause. In addition, the agreement provides that upon termination other than upon expiration of the regular term, Dr. Wertheimer is prohibited from engaging in the practice of medicine within a ten-mile radius of his then current principal place of practice. Dr. Wertheimer's current annual base salary is $420,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to us relating to the beneficial ownership of our common stock by (i) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each Named Executive Officer, (iii) each director and (iv) all executive officers and directors as a group, as of December 31, 2000:

                                                        NUMBER OF
                                                         SHARES
                                                      BENEFICIALLY
NAME AND ADDRESS                                        OWNED(1)            PERCENT(1)
----------------                                        --------            -------
State of Wisconsin Investment Board..................   1,163,239             13.3
  P.O. Box 7842
  Madison, WI 53707

Heartland Advisers...................................     880,000             10.1
  790 N. Milwaukee Street
  Milwaukee, WI  53202

Richard F. Bader(2)..................................     776,767              8.9
  c/o Raytel Medical Corporation
  2755 Campus Drive, Suite 200
  San Mateo, CA 94403

Hathaway & Associates, Ltd...........................     732,000              8.4
  119 Rowayton Avenue
  Rowayton, CT  06853

Dimensional Fund Advisors, Inc.......................     623,300              7.1
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA  90401

Thomas J. Fogarty, M.D. (3)..........................     236,129              2.7

David E. Wertheimer, M.D. (4)........................     220,374              2.5

Allan Zinberg (5)....................................     176,743              2.0

Swapan Sen (6).......................................      93,310              1.0

Gene I. Miller (7)...................................      54,994               *

Jason Sholder (8)....................................      48,873               *

John F. Lawler, Jr. (9)..............................      16,375               *

Mary M. Lampe (10)...................................       2,000               *

All executive officers and
directors as a group (9 persons)(11).................   1,625,565             18.6
----------------------------------

*    Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or will become exercisable within 60 days after December 31, 2000, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. In general, options granted under our 1983 Stock Option Plan, 1990 Stock Option Plan, 2000 Stock Option Plan and Directors Plan are exercisable to the extent they are vested. Options (or shares issued upon exercise thereof) vest over a period of two to four years from the date of grant. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. As of December 31, 2000, we had 8,751,755 shares of our common stock outstanding.

(2) Includes 346,522 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

(3) Includes 161,935 shares held by the Lincoln Trust Company, Custodian FBO Thomas J. Fogarty IRA Rollover Account, and 65,194 shares held by the Fogarty Family Revocable Trust dated September 14, 1971, as amended and restated February 14, 1991. Also includes 9,000 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

(4) Includes 4,100 shares held by Dr. Wertheimer's minor children, as to which he disclaims beneficial ownership. Also includes 37,500 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

(5) Includes 80,049 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

(6) Includes 88,310 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

(7) Includes 44,469 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

(8) All shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

(9) Includes 12,375 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

(10) All shares are issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

(11) Includes 664,098 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Upon its acquisition of CVI in August 1997, Raytel, through the Heart Institute of Port St. Lucie ("HIPSL"), a subsidiary of CVI, became a party to a real estate lease agreement with 1700 S.E. Hillmoor Drive, Inc., a Florida corporation in which David E. Wertheimer, Senior Vice President and a director of Raytel, is a minority shareholder. The lease is for an office condominium consisting of approximately 22,500 square feet in a medical office building. The lease commenced January 1, 1997 and has a ten-year term, with a single option to renew for an additional ten-year term on the same terms and conditions. Pursuant to the terms of the lease, HIPSL is obligated to pay $349,411.68 per year in rent, payable in equal monthly installments on the first day of each month. The rent is adjustable beginning in 2002 based on the change, if any, in the interest rate on the loan secured by the real property. HIPSL is also responsible for all real estate taxes on the tenant improvements and personal property located on the premises, as well as all operating costs, such as utilities, heating, ventilation and air conditioning and all condominium association fees.

     Through an affiliated medical group owned by Dr. Wertheimer, Raytel and Granada Hills Community Hospital have entered into an agreement for Raytel to be the exclusive provider of cardiac surgery services at the hospital and to manage the hospital's cardiovascular surgery program. Raytel has also entered into an agreement with a leading cardiothoracic surgeon to provide the cardiac surgery services at the hospital. The initial term of both agreements is nine years. Raytel provides management services to the affiliated medical group under a management services agreement pursuant to which Raytel receives all of the income for its services to the affiliated medical group. Dr. Wertheimer has also entered into a succession agreement which permits Raytel to appoint the successor shareholder of the medical group in the event Dr. Wertheimer is no longer employed by Raytel.

     Through additional affiliated medical groups owned by Dr. Wertheimer, Raytel has entered into professional services arrangements with two independent medical groups to provide radiology services at two of its diagnostic imaging centers. Raytel provides management services to the affiliated medical groups under a management services agreement pursuant to which Raytel receives all of the income for its services to the affiliated medical group. Dr. Wertheimer has also entered into a succession agreement which permits Raytel to appoint the successor shareholder of the medical group in the event Dr. Wertheimer is no longer employed by Raytel.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2000

                                                 /s/ John P. Lawler, Jr.
                                                 -------------------------------
                                                 John P. Lawler, Jr. Vice
                                                 President and Chief Financial
                                                 Officer (Principal Financial
                                                 and Accounting Officer)
                                       11