Form 10-Q
period 2000-12-31
RAYTEL MEDICAL CORP
filed 2001-02-14
CIK 1002017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Quarterly period ended December 31, 2000; or

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

Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                   SHARES OUTSTANDING AS OF JANUARY 31, 2001
            -----                   -----------------------------------------
         COMMON STOCK                             8,751,550
      ($.001 PAR VALUE)

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                               PAGE
                                                                               ----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
            December 31, 2000 and September 30, 2000..........................   3

          Condensed Consolidated Statements of Operations
            for the three months ended December 31, 2000 and 1999.............   4

          Condensed Consolidated Statements of Cash Flows
            for the three months ended December 31, 2000 and 1999.............   5

          Notes to Condensed Consolidated Financial Statements................   6


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................    8

Item 3.   Quantitative and Qualitative Disclosures about Market Risks........   13


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings..................................................   14

Item 3.   Defaults Upon Senior Securities....................................   15

Item 6.   Exhibits and Reports on Form 8-K...................................   15

SIGNATURE....................................................................   16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2000
                                 (000'S OMITTED)

                                     ASSETS


                                                       DECEMBER 31,   SEPTEMBER 30,
                                                          2000            2000
                                                       ------------   -------------
                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                             $   6,765       $   7,201
  Cash held in escrow                                         879           1,580
  Receivables, net                                         36,259          36,840
  Prepaid expenses and other                                2,184           2,597
                                                        ---------       ---------
        Total current assets                               46,087          48,218

Property and equipment, less accumulated
  depreciation and amortization                            19,115          19,651
Intangible assets, less accumulated
  amortization                                             41,016          41,672
Other                                                          59              56
                                                        ---------       ---------
        Total assets                                    $ 106,277       $ 109,597
                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
     capital lease obligations                          $  20,348       $   1,067
  Accounts payable                                          5,700           5,258
  Accrued compensation and benefits                         2,415           3,177
  Accrued liabilities                                       5,075           6,329
                                                        ---------       ---------
        Total current liabilities                          33,538          15,831

Long-term debt and capital lease obligations,
     net of current portion                                 3,648          24,130
Minority interest in consolidated entities                  1,218           1,774
                                                        ---------       ---------
        Total liabilities                                  38,404          41,735
                                                        ---------       ---------

Stockholders' equity:
  Common stock                                                  9               9
  Additional paid-in capital                               62,665          62,664
  Common stock to be issued                                    69              69
  Retained earnings                                         8,752           8,742
                                                        ---------       ---------
                                                           71,495          71,484

  Less treasury stock, at cost                             (3,622)         (3,622)
                                                        ---------       ---------
        Total stockholders' equity                         67,873          67,862
                                                        ---------       ---------
        Total liabilities and stockholders' equity      $ 106,277       $ 109,597
                                                        =========       =========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                  2000           1999
                                                --------       --------
Revenues:
  Cardiac information services                  $  9,551       $ 10,441
  Diagnostic imaging services                      5,998          5,332
  Heart facilities and other                       5,647          6,858
                                                --------       --------
       Total revenues                             21,196         22,631
                                                --------       --------
Costs and expenses:
  Operating costs                                 10,453          9,899
  Selling, general and administrative              8,180          8,884
  Depreciation and amortization                    2,117          2,054
                                                --------       --------
       Total costs and expenses                   20,750         20,837
                                                --------       --------

Operating income                                     446          1,794

Interest expense                                     564            476
Other expense (income), net                         (186)          (253)
Minority interest                                     53            144
                                                --------       --------
Income from continuing operations
  before income taxes                                 15          1,427

Provision for income taxes                             5            556
                                                --------       --------
Income from continuing operations                     10            871

Discontinued operations:
      Income from discontinued operations,
        net of tax                                    --             29
                                                --------       --------
Net income                                      $     10       $    900
                                                ========       ========
Basic income per share:
      Income from continuing operations         $     --       $    .10
      Income from discontinued operations             --             --
                                                --------       --------
       Total                                    $     --       $    .10
                                                ========       ========
Diluted income per share:
      Income from continuing operations         $     --       $    .10
      Income from discontinued operations             --             --
                                                --------       --------
       Total                                    $     --       $    .10
                                                ========       ========
Weighted average shares outstanding:
      Basic                                        8,750          8,745
                                                ========       ========
      Diluted                                      8,758          8,939
                                                ========       ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                       DECEMBER 31,
                                                                  ---------------------
                                                                   2000          1999
                                                                  -------       -------
Cash flows from operating activities:
  Net income                                                      $    10       $   900
    Adjustments to reconcile net income to net cash provided
      by operating activities:
     Depreciation and amortization                                  2,117         2,188
     Minority interest                                                 53           144
     Other, net                                                        (9)          (20)
    Changes in operating accounts:
       Receivables, net                                               581          (547)
       Prepaid expenses and other                                     413            90
       Accounts payable                                               442           756
       Accrued liabilities and other                               (2,016)           42
                                                                  -------       -------
          Net cash provided by operating activities                 1,591         3,553
                                                                  -------       -------
Cash flows from investing activities:
  Capital expenditures                                               (900)         (962)
  Other, net                                                          (18)          100
                                                                  -------       -------
          Net cash used in investing activities                      (918)         (862)
                                                                  -------       -------
Cash flows from financing activities:
  Income distributions to noncontrolling investors                   (608)         (937)
  Paydown of line of credit                                        (1,000)       (1,802)
  Principal repayments of debt, net of proceeds                      (202)         (417)
  Other, net                                                           --             5
                                                                  -------       -------
          Net cash used in financing activities                    (1,810)       (3,151)
                                                                  -------       -------
Net decrease in cash and cash equivalents                          (1,137)         (460)
Cash and cash equivalents at beginning of period                    8,781         6,110
                                                                  -------       -------
Cash and cash equivalents at end of period                        $ 7,644       $ 5,650
                                                                  =======       =======

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999.


1. PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Information in the accompanying interim condensed consolidated financials statements and notes to the financial statements of Raytel Medical Corporation ("Raytel" or the "Company") as of December 31, 2000 and for the three-month periods ended December 31, 2000 and 1999 is unaudited. The accompanying unaudited condensed financials statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

2. OFFICE OF THE INSPECTOR GENERAL INVESTIGATION

        Raytel is currently the subject of a grand jury investigation of unspecified allegations concerning certain business practices of its trans-telephonic cardiac pacemaker monitoring business. In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received since June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services received since the date of the investigation. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from escrow, and new billings for services performed has commenced as most of the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $879,000 as of December 31, 2000. Since Raytel recognizes revenue when patient services are provided, neither the escrow arrangement nor the deferred billing has had a direct impact on Raytel's operating results. If the Company's review discloses any patient billings that have not been fully compliant with Medicare requirements, any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $2,000,000 to cover the estimated amounts of these expenses. As of December 31, 2000, the Company had received legal bills and other charges of approximately $1,850,000 related to the investigation. Additional expenses, if any, will adversely affect operating results in future periods, regardless of the eventual outcome of the investigation. At this time, the Company cannot determine the additional financial impact, if any, of this investigation. Moreover, the investigation, and the related internal compliance review, also have diverted, and are expected to continue to divert, the efforts and attention of a number of Raytel's management and administrative personnel. The impact of this diversion reduced the efficiency of Raytel's pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarters ended September 30, 2000 and December 31, 2000. Raytel expects that, while the impact of the investigation on the Company's operations in future periods will be less significant as the investigation proceeds, it will continue to adversely affect operating results in future periods.

3. LINE OF CREDIT

        The Company had a revolving line of credit with two banks in the amount of $45,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit was to expire in August 2001 at which time any outstanding balance would be due and payable. At September 30, 2000, the Company was in default of one of its financial covenants in connection with its line of credit for which a waiver was obtained.

        On December 15, 2000, the line of credit agreement was amended to lower the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank's prime rate plus 50 basis points, at the option of the Company and the due date was extended to October 1, 2001. A new non-financial covenant was added which states that any civil financial settlement in excess of $1,000,000 and/or criminal charges relating to the ongoing OIG investigation will be an event of default. The Company is currently in default of one of its new financial covenants in connection with its line of credit. The Company has requested a waiver from the banks. If the banks do not grant the waiver, then the banks have the right to demand payment in full of the outstanding balance. See "Part II, Item 3. -- Defaults Upon Senior Securities."

4. INCOME PER SHARE


        For the three months ended December 31, 2000 and 1999, basic and diluted earnings per share are calculated as follows:

                                          FOR THE THREE MONTHS
                                            ENDED DECEMBER 31,
                                         ---------------------
                                          2000          1999
                                         ------      ---------
(in thousands, except per share amounts)

BASIC EARNINGS PER SHARE:

Income from continuing operations        $   --      $     .10
Income from discontinued operations          --             --
                                         ------      ---------
            Total                        $   --      $     .10
                                         ======      =========
Weighted average shares outstanding       8,750          8,745
                                         ======      =========

DILUTED EARNINGS PER SHARE:

Income from continuing operations        $   --      $     .10
Income from discontinued operations          --             --
                                         ------      ---------
            Total                        $   --      $     .10
                                         ======      =========


Weighted average shares outstanding       8,750          8,745
Shares to be issued                           7            144
Options                                       1             50
                                         ------      ---------
                                          8,758          8,939
                                         ======      =========


        Certain options and warrants to purchase shares of common stock were outstanding during the three months ended December 31, 2000 and 1999, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants outstanding and their exercise prices are as follows:

                                                   FOR THE THREE MONTHS
                                                     ENDED DECEMBER 31,
                                              ---------------------------------
                                                  2000                1999
                                              -------------       -------------
    Options and warrants outstanding            1,306,846            995,443
    Range of exercise prices                  $1.42-$11.875       $3.625-$13.50

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

OVERVIEW

        The Company generates its revenues from: cardiac information services, which includes telephonic monitoring services for cardiac pacemaker patients ("Pacing"), cardiac event detection services ("CEDS") and Holter monitoring; diagnostic imaging services; and heart facilities.

        Following its initial public offering in December 1995, the Company entered into a series of transactions which expanded its heart center and physician practice management businesses. As a result, revenue has also been provided from: Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II, L.L.P. ("SETCA") beginning on September 18, 1996 and ending on May 31, 2000; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996 and ending on May 31, 2000; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997, which included the multi-specialty physician clinic, Heart and Family Health Institute ("HFHI") and six cardiovascular diagnostic facilities. The management of SETCA and CCMG comprised the Company's Practice Management Division.

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

        On August 15, 1997, the Company acquired all of the outstanding capital stock of CVI, of New Orleans, Louisiana. CVI manages, owns, and operates cardiovascular diagnostic facilities in Texas, Louisiana and Florida and owns and manages a physician clinic in Florida. Total original consideration for the transaction consisted of cash and transaction costs of approximately $16,980,000 and 500,000 shares of Raytel Common Stock. During fiscal 1998, there were additional transaction costs of approximately $280,000 and an additional 46,668 shares of the Company's Common Stock has been or will be issued.

        On October 9, 1997, the Company announced it had entered into an agreement with The Baptist Hospital of Southeast Texas ("Baptist") to develop a Raytel Cardiovascular Center at the hospital. Under the agreement, Raytel was to manage the cardiovascular center, which provided the entire continuum of cardiovascular services, including diagnostic, therapeutic and patient management programs. Among other duties, Raytel was to be responsible for the day-to-day operations of the heart center, including administrative support, information systems management, marketing and public relations activities. The Company began operations at Baptist during its fourth quarter of fiscal 1998. Due to a merger between Baptist and the Memorial Hermann Hospital System, a modified agreement became effective March 1, 1999. Therefore, during the first five months of fiscal 1999, the Company only recognized revenue to the extent of expenses. Effective March 1, 1999, the Company recognized revenue based on the modified agreement which called for the Company to manage portions of the cardiovascular surgery and cardiology programs at Baptist and to develop and manage specialty clinics to support the cardiovascular program. This agreement ended during fiscal 2000.

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

        In order to settle a dispute and avoid protracted litigation, initiated by SETCA, effective May 31, 2000, the Company's Board of Directors approved management's plan to sell SETCA. As a result of the discontinuance of the management of CCMG and the sale of SETCA, the Company discontinued the Practice Management Division. Effective May 31, 2000, the Company sold substantially all of the assets of Raytel Nuclear Imaging-Orange, L.P. and the Common Stock of Raytel Texas Physicians Services, Inc. in exchange for promissory notes in the aggregate amount of approximately $2,300,000 and the physicians' agreement to cancel existing rights to receive 122,068 shares of Raytel's Common Stock. Accordingly, the Company reported the results of operations of the Practice Management Division and the loss on disposal as discontinued operations. The loss on disposal of $4,965,000, recorded at June 30, 2000, was net of an estimated tax benefit of approximately $3,367,000.

        Raytel is currently the subject of a grand jury investigation of unspecified allegations concerning certain business practices of its trans-telephonic cardiac pacemaker monitoring business. In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received since June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services received since the date of the investigation. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from escrow, and new billings for services performed has commenced as most of the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $879,000 as of December 31, 2000. Since Raytel recognizes revenue when patient services are provided, neither the escrow arrangement nor the deferred billing has had a direct impact on Raytel's operating results. If the Company's review discloses any patient billings that have not been fully compliant with Medicare requirements, any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $2,000,000 to cover the estimated amounts of these expenses. As of December 31, 2000, the Company had received legal bills and other charges of approximately $1,850,000 related to the investigation. Additional expenses, if any, will adversely affect operating results in future periods, regardless of the eventual outcome of the investigation. At this time, the Company cannot determine the additional financial impact, if any, of this investigation. Moreover, the investigation, and the related internal compliance review, also have diverted, and are expected to continue to divert, the efforts and attention of a number of Raytel's management and administrative personnel. The impact of this diversion reduced the efficiency of Raytel's pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarters ended September 30, 2000 and December 31, 2000. Raytel expects that, while the impact of the investigation on the Company's operations in future periods will be less significant as the investigation proceeds, it will continue to adversely affect operating results in future periods.

RESULTS OF OPERATIONS

        Revenues. For the three months ended December 31, 2000, total revenues were $21,196,000 compared to $22,631,000 for the three months ended December 31, 1999, representing a decrease of $1,435,000, or 6.3%.

        Cardiac information services revenues were $9,551,000 for the three months ended December 31, 2000, compared to $10,441,000 for the three months ended December 31, 1999, a decrease of $890,000, or 8.5%. The decrease in revenues for cardiac information services was due primarily to lower revenues from Pacing as a result of lower test volumes. Diagnostic imaging services revenue was $5,998,000 for the three months ended December 31, 2000 compared to $5,332,000 for the three months ended December 31, 1999, an increase of $666,000, or 12.5%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $5,647,000 for the three months ended December 31, 2000, compared to $6,858,000 for the three months ended December 31, 1999, a decrease of $1,211,000, or 17.7%, due primarily to lower revenue at HFHI and certain cardiovascular diagnostic facilities.

        Operating Expenses. Operating costs and selling, general and administrative expenses decreased by $150,000, or .8%, from $18,783,000 for the three months ended December 31, 1999 to $18,633,000 for the three months ended December 31, 2000, due primarily to decreases in costs and expenses at cardiac information services, partially offset by increases in costs and expenses in diagnostic imaging services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased by 4.9%, from 83.0% for the three months ended December 31, 1999 to 87.9% for the three months ended December 31, 2000 primarily due to lower revenue.

        Depreciation and Amortization. Depreciation and amortization expense increased by $63,000, from $2,054,000 for the three months ended December 31, 1999 to $2,117,000 for the three months ended December 31, 2000 and increased as a percentage of revenues from 9.1% for the three months ended December 31, 1999 to 10.0% for the three months ended December 31, 2000 primarily as a result of lower revenues.

        Operating Income. As a result of the foregoing factors, operating income decreased by $1,348,000 from $1,794,000 for the three months ended December 31, 1999 to $446,000 for the three months ended December 31, 2000.

        Interest Expense. Interest expense increased by $88,000, or 18.5%, from $476,000 for the three months ended December 31, 1999 to $564,000 for the three months ended December 31, 2000 due primarily to an increase in the average amount of debt outstanding.

        Other Expense (Income). Other income decreased by $67,000 from $253,000 for the three months ended December 31, 1999 to $186,000 for the three months ended December 31, 2000 due primarily to a series of insignificant items.

        Minority Interest. Minority interest decreased by $91,000, or 63.2%, from $144,000 for the three months ended December 31, 1999 to $53,000 for the three months ended December 31, 2000 due primarily to decreased income in certain cardiovascular diagnostic facilities.

        Income Taxes. The provision for income taxes decreased by $551,000 from $556,000 for the three months ended December 31, 1999 to $5,000 for the three months ended December 31, 2000 as a result of decreased taxable income.

        Income From Continuing Operations. Income from continuing operations decreased by $861,000 from $871,000 for the three months ended December 31, 1999 to $10,000 for the three months ended December 31, 2000.

        Discontinued Operations. Income from discontinued operations, net of tax was $29,000 for the three months ended December 31, 1999.

        Net Income. As a result of the foregoing factors, net income decreased by $890,000 from $900,000 for the three months ended December 31, 1999 to $10,000 for the three months ended December 31, 2000.

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000) except that the Company does not allocate all interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The difference is due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings from continuing operations before income taxes (in thousands):


                                                 INFORMATION      IMAGING       FACILITIES       TOTAL
                                                 -----------      -------       ----------       -----
For the three months ended December 31, 2000:
  Net revenue                                      $  9,551       $  5,998       $  5,647       $ 21,196
  Total operating expenses                            8,413          4,399          4,940         17,752
                                                   --------       --------       --------       --------
  Segment contribution                                1,138          1,599            707          3,444

  Depreciation and amortization                         849            428            739          2,016
  Interest expense                                       --             61             35             96
  Minority interest/other expense (income)                6              1             12             19
                                                   --------       --------       --------       --------
  Segment profit/(loss)                            $    283       $  1,109       $    (79)      $  1,313
                                                   ========       ========       ========       ========
  Segment assets                                   $ 43,785       $ 14,516       $ 39,465       $ 97,766
                                                   ========       ========       ========       ========
  Capital expenditures                             $    743       $     44       $    113       $    900
                                                   ========       ========       ========       ========


                                                 INFORMATION      IMAGING       FACILITIES       TOTAL
                                                 -----------      -------       ----------       -----
For the three months ended December 31, 1999:
  Net revenue                                      $ 10,441       $  5,332       $  6,858       $ 22,631
  Total operating expenses                            8,716          3,912          5,149         17,777
                                                   --------       --------       --------       --------
  Segment contribution                                1,725          1,420          1,709          4,854

  Depreciation and amortization                         736            418            818          1,972
  Interest expense                                       --             72             60            132
  Minority interest/other expense (income)              (12)           (26)           (48)           (86)
                                                   --------       --------       --------       --------
  Segment profit                                   $  1,001       $    956       $    879       $  2,836
                                                   ========       ========       ========       ========
  Segment assets                                   $ 38,368       $ 14,701       $ 44,811       $ 97,880
                                                   ========       ========       ========       ========
  Capital expenditures                             $    655       $    265       $     39       $    959
                                                   ========       ========       ========       ========

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                      2000          1999
                                                     -------       -------
Segment profit                                       $ 1,313       $ 2,836
Unallocated amounts:
   Corporate general and administrative                  881         1,006
   Corporate depreciation and amortization               101            82
   Corporate interest expense                            468           344
   Corporate other expense (income)                     (152)          (23)
                                                     -------       -------
Income from continuing operations
  before income taxes                                $    15       $ 1,427
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


LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000 the Company had working capital of $31,807,000 (excluding the outstanding amount under the Company's line of credit), compared to $32,387,000 at September 30, 2000. At December 31, 2000, the Company had cash and temporary cash investments of $7,644,000. At December 31, 2000, $19,258,000 was outstanding under the Company's line of credit.

        The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first few months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters, with the collection of these receivables occurring primarily during the subsequent fourth fiscal quarter.

        The Company had a revolving line of credit with two banks in the amount of $45,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit was to expire in August 2001 at which time any outstanding balance would be due and payable. At September 30, 2000, the Company was in default of one of its financial covenants in connection with its line of credit, for which a waiver was obtained.

        On December 15, 2000, the line of credit agreement was amended to lower the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank's prime rate plus 50 basis points, at the option of the Company, and the date for repayment was extended to October 1, 2001. A new non-financial covenant was added which states any civil financial settlement in excess of $1,000,000 and/or criminal charges relating to the ongoing OIG investigation will be an event of default. The Company is currently in default of one of its new financial covenants in connection with its line of credit. The Company has requested a waiver from the banks. If the banks do not grant the waiver, then the banks have the right to demand payment in full of the outstanding balance. See "Part II, Item 3. -- Defaults Upon Senior Securities."

        The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops new products and services and acquires other businesses, if any. The Company believes that its cash and cash equivalent balances, together with amounts available from bank borrowings and cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through fiscal 2001.

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

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS


        Raytel Cardiac Services, Inc., or "RCS," a wholly-owned subsidiary of Raytel, is currently the subject of a grand jury investigation being conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the U.S. Department of Human Services (the "OIG"). On June 23, 2000, the OIG and other federal agents executed a search warrant for information concerning unspecified allegations of impropriety in RCS' business practices related to Medicare-covered services. Subsequently, subpoenas have been served on RCS for the production of additional documents, and several RCS employees and contractors have been subpoenaed to provide testimony before the grand jury.

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

        Raytel is cooperating with the investigation and is currently engaged in the identification and production of documents in response to the subpoenas. In connection with the investigation, Raytel is confirming its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received subsequent to June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services. In addition, Raytel suspended billing for such services. The checks are being deposited, the cash released from escrow, and additional bills sent, only after the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $879,000 as of December 31, 2000.

        Raytel has internal procedures in place designed to assure compliance by Raytel and its subsidiaries with applicable laws and governmental regulations, including Medicare reimbursement laws. However, because of the preliminary stage of the investigation and the limited information currently available to Raytel, Raytel cannot predict the outcome of the investigation with any certainty. The investigation is complex and document-intensive and is likely to extend over a protracted period of time. RCS has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $2,000,000 to cover the estimated amount of these expenses. Additional expenses, if any, will adversely affect operating results in future periods, regardless of the eventual outcome of the investigation. The investigation, and the related internal review, also has diverted, and is expected to continue to divert, the efforts and attention of a number of RCS' management and administrative personnel. As a result, the investigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time-consuming. Should the outcome of the investigation ultimately result in RCS being charged with and convicted of violations of federal criminal statutes, RCS could be required to pay substantial fines and its right to participate in federal health care programs, including Medicare, could be revoked. Conviction under certain statutes could result in mandatory exclusion from participation in federal health care programs. In addition, such criminal charges would constitute a default under Raytel's bank credit agreement. It is also possible that federal authorities could assert civil claims against RCS under the Federal False Claim Act, which allows the government to recover treble damages plus penalties of $5,000 to $10,000 per claim. We cannot currently determine the likelihood of any such claims or the eventual outcome. A significant fine, the revocation of RCS' Medicare participation or civil liability under the False Claims Act would significantly harm Raytel's business.

        Raytel and its subsidiaries are parties to other litigation and claims arising out of its ongoing business operations. Raytel believes that none of these matters, either individually or in the aggregate, are likely to have a material adverse effect on its business, financial condition or operating results


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Company is currently in default of one of its financial covenants in connection with its $20,000,000 revolving line of credit with two banks. This covenant requires the Company to maintain a certain financial ratio. The Company has requested a waiver from the banks. If the banks do not grant the waiver, then the banks have the right to demand payment in full of the outstanding balance. The amount outstanding under the credit line as of December 31, 2000 was $19,258,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. EXHIBITS:

        The following exhibit is filed as a part of this Report:

         Exhibit
         Number              Title
         -------             -----
          10.67   Fifth Amendment and Waiver to Amended and Restated Credit
                  Agreement, dated December 15, 2000 among the Registrant, Fleet
                  National Bank, formerly known as BankBoston, N.A., successor by merger to Bank of Boston Connecticut, and BNP Paribas,
                  formerly known as Paribas, and Fleet National Bank, as agent.


        b. REPORTS ON FORM 8-K:

The Company filed no other reports on Form 8-K during the quarter ended December 31, 2000.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated: February 14, 2001                    By: /s/ John F. Lawler, Jr.
                                               ---------------------------------
                                               John F. Lawler, Jr.
                                               Vice President and
                                               Chief Financial Officer
                                               (duly authorized officer and
                                               principal financial officer)

                                 EXHIBIT INDEX

         Exhibit
         Number              Title
         -------             -----
          10.67   Fifth Amendment and Waiver to Amended and Restated Credit
                  Agreement, dated December 15, 2000 among the Registrant, Fleet
                  National Bank, formerly known as BankBoston, N.A., successor by merger to Bank of Boston Connecticut, and BNP Paribas,
                  formerly known as Paribas, and Fleet National Bank, as agent.