Form 10-Q
period 2001-03-31
RAYTEL MEDICAL CORP
filed 2001-05-15
CIK 1002017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to
         _____________.

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

Yes    [X]   No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                       SHARES OUTSTANDING AS OF APRIL 30, 2001
           -----                       ---------------------------------------
        COMMON STOCK                                 8,753,792
     ($.001 PAR VALUE)

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                               PAGE
                                                                               ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of
            March 31, 2001 and September 30, 2000................................3

        Condensed Consolidated Statements of Operations
           for the three months and the six months ended March 31, 2001 and
           2000..................................................................4

        Condensed Consolidated Statements of Cash Flows
           for the six months ended March 31, 2001 and 2000......................5

        Notes to Condensed Consolidated Financial Statements ....................6


Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................8


Item 3. Quantitative and Qualitative Disclosures about Market Risks.............15


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.......................................................16

Item 3. Defaults Upon Senior Securities.........................................17

Item 6. Exhibits and Reports on Form 8-K........................................17

SIGNATURE.......................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND SEPTEMBER 30, 2000
                                 (000'S OMITTED)

                                     ASSETS


                                                        MARCH 31,      SEPTEMBER 30,
                                                          2001              2000
                                                       -----------     -------------
                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                             $   5,506       $   7,201
  Cash held in escrow                                         764           1,580
  Receivables, net                                         33,934          36,840
  Prepaid expenses and other                                2,501           2,597
                                                        ---------       ---------
        Total current assets                               42,705          48,218

Property and equipment, less accumulated
  depreciation and amortization                            15,905          19,651
Intangible assets, less accumulated
  amortization                                             19,422          41,672
Other                                                          67              56
                                                        ---------       ---------
        Total assets                                    $  78,099       $ 109,597
                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
      capital lease obligations                         $  13,648       $   1,067
  Accounts payable                                          5,062           5,258
  Accrued compensation and benefits                         2,078           3,177
  Accrued liabilities                                       6,465           6,329
                                                        ---------       ---------
        Total current liabilities                          27,253          15,831

Long-term debt and capital lease obligations,
     net of current portion                                 2,294          24,130
Minority interest in consolidated entities                  1,205           1,774
                                                        ---------       ---------
        Total liabilities                                  30,752          41,735
                                                        ---------       ---------

Stockholders' equity:
  Common stock                                                  9               9
  Additional paid-in capital                               62,665          62,664
  Common stock to be issued                                    --              69
  Retained earnings (deficit)                             (11,705)          8,742
                                                        ---------       ---------
                                                           50,969          71,484

  Less treasury stock, at cost                             (3,622)         (3,622)
                                                        ---------       ---------
        Total stockholders' equity                         47,347          67,862
                                                        ---------       ---------
        Total liabilities and stockholders' equity      $  78,099       $ 109,597
                                                        =========       =========

'
                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              MARCH 31,                     MARCH 31,
                                                      ------------------------       -----------------------
                                                         2001           2000           2001           2000
                                                       --------       --------       --------       --------
Revenues:
  Cardiac information services                         $  9,668       $ 10,564       $ 19,219       $ 21,005
  Diagnostic imaging services                             6,494          5,521         12,492         10,853
  Heart facilities and other                              1,984          2,377          3,683          4,646
                                                       --------       --------       --------       --------
            Total revenues                               18,146         18,462         35,394         36,504
                                                       --------       --------       --------       --------
Costs and expenses:
  Provision for OIG investigation expenses                2,000             --          2,000             --
  Operating costs                                         8,329          7,752         16,106         15,120
  Selling, general and administrative                     7,549          7,870         14,704         15,751
  Depreciation and amortization                           1,650          1,660          3,325          3,288
                                                       --------       --------       --------       --------
            Total costs and expenses                     19,528         17,282         36,135         34,159
                                                       --------       --------       --------       --------

Operating income (loss)                                  (1,382)         1,180           (741)         2,345

Interest expense                                            471            473          1,031            945
Other expense (income)                                     (263)          (167)          (481)          (483)
Minority interest                                           134            272            187            416
                                                       --------       --------       --------       --------
Income (loss) from continuing operations
  before income taxes (benefit)                          (1,724)           602         (1,478)         1,467
Provision for income taxes (benefit)                       (671)           235           (576)           572
                                                       --------       --------       --------       --------
Income (loss) from continuing operations                 (1,053)           367           (902)           895

Discontinued operations:
      Income (loss) from discontinued operations,
        net of tax (benefit)                                (51)           513           (192)           885
      Loss on disposal of discontinued operations       (19,353)            --        (19,353)            --
                                                       --------       --------       --------       --------
Net income (loss)                                      $(20,457)      $    880       $(20,447)      $  1,780
                                                       ========       ========       ========       ========
Basic income (loss) per share:
      Income (loss) from continuing operations         $   (.12)      $    .04       $   (.10)      $    .10
      Income (loss) from discontinued operations          (2.22)           .06          (2.24)           .10
                                                       --------       --------       --------       --------
            Total                                      $  (2.34)      $    .10       $  (2.34)      $    .20
                                                       ========       ========       ========       ========
Diluted income (loss) per share:
      Income (loss) from continuing operations         $   (.12)      $    .04       $   (.10)      $    .10
      Income (loss) from discontinued operations          (2.22)           .06          (2.24)           .10
                                                       --------       --------       --------       --------
            Total                                      $  (2.34)      $    .10       $  (2.34)      $    .20
                                                       ========       ========       ========       ========
Weighted average shares outstanding:
      Basic                                               8,752          8,746          8,751          8,746
                                                       ========       ========       ========       ========
      Diluted                                             8,752          8,939          8,751          8,939
                                                       ========       ========       ========       ========

                   RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                                MARCH 31,
                                                                         -----------------------
                                                                           2001           2000
                                                                         --------       --------
Cash flows from operating activities:
  Net income (loss)                                                      $(20,447)      $  1,780
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                        3,325          3,288
       Minority interest                                                      187            416
       Loss on disposal of discontinued operations                         19,353             --
       Other, net                                                             400          1,080
     Changes in operating accounts:
       Receivables, net                                                      (547)        (1,334)
       Prepaid expenses and other                                            (294)          (344)
       Accounts payable                                                      (196)           609
       Accrued liabilities and other                                       (1,803)           816
                                                                         --------       --------
          Net cash provided by (used in) operating activities                 (22)         6,311
                                                                         --------       --------
Cash flows from investing activities:
  Capital expenditures                                                     (1,512)        (2,373)
  Proceeds from disposal of discontinued operations                         8,876             --
  Other, net                                                                    9             76
                                                                         --------       --------
          Net cash provided by (used in) investing activities               7,373         (2,297)
                                                                         --------       --------
Cash flows from financing activities:
  Income distributions to noncontrolling investors                           (778)        (1,121)
  Paydown of line of credit                                                (7,441)        (1,895)
  Principal repayments of debt, net of proceeds                            (1,673)          (841)
  Other, net                                                                   30            (60)
                                                                         --------       --------
          Net cash used in financing activities                            (9,862)        (3,917)
                                                                         --------       --------
Net increase (decrease) in cash and cash equivalents                       (2,511)            97
Cash and cash equivalents at beginning of period                            8,781          6,110
                                                                         --------       --------
Cash and cash equivalents at end of period                               $  6,270       $  6,207
                                                                         ========       ========

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED).


1.   PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS

          Information in the accompanying interim condensed consolidated financials statements and notes to the financial statements of Raytel Medical Corporation ("Raytel" or the "Company") as of March 31, 2001 and for the three month and six month periods ended March 31, 2001 and 2000 is unaudited. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

2.   OFFICE OF THE INSPECTOR GENERAL INVESTIGATION

        Raytel is currently the subject of a grand jury investigation of unspecified allegations concerning certain business practices of its trans-telephonic cardiac pacemaker monitoring business. In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received since June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services received since the date of the investigation. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from escrow, and new billings for services performed has commenced as most of the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $764,000 as of March 31, 2001. Since Raytel recognizes revenue when patient services are provided, neither the escrow arrangement nor the deferred billing has had a direct impact on Raytel's operating results. If the Company's review discloses any patient billings that have not been fully compliant with Medicare requirements, any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $4,000,000 to cover the estimated amounts of these expenses. Additional expenses, if any, will adversely affect operating results in future periods, regardless of the eventual outcome of the investigation. As of March 31, 2001, the Company had incurred legal fees and other expenses of approximately $2,895,000 related to the investigation. At this time, the Company cannot determine the additional financial impact of this investigation. The investigation, and the related internal compliance review, also have diverted, and are expected to continue to divert, the efforts and attention of a number of Raytel's management and administrative personnel. The impact of this diversion reduced the efficiency of Raytel's pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001. Raytel expects that, while the impact of the investigation on the Company's operations in future periods will be less significant as the investigation proceeds, it may require significant time of certain key employees, and it will continue to adversely affect operating results in future periods.

3.   LINE OF CREDIT

     The Company had a revolving line of credit with two banks in the amount of $45,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit was originally scheduled to expire in August 2001 at which time any outstanding balance would be due and payable.

     On December 15, 2000, the line of credit agreement was amended to reduce the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank's prime rate plus 50 basis points, at the option of the Company and the due date was extended to October 1, 2001. A new non-financial covenant was added which states that any civil financial settlement in excess of $1,000,000 and/or criminal charges relating to the ongoing OIG investigation would constitute an event of default. The Company is currently in default of certain of its new financial covenants in connection with its line of credit. The Company has requested a waiver from the banks. If the banks do not grant the waiver, the banks have the right to terminate the credit facility and demand payment in full of the outstanding balance. See "Part II, Item 3. -- Defaults Upon Senior Securities."

     On March 16, 2001, the line of credit was further reduced to $14,900,000 in connection with the sale of Heart and Family Health Institute of Port St. Lucie, Inc. ("HFHI").

4.  DISCONTINUED OPERATIONS

     In March 2001, effective January 1, 2001, the Company completed the sale of its wholly-owned subsidiary, HFHI, to a new company organized by physicians practicing at the clinic. The Company received $8,876,000 in cash (prior to estimated transaction costs of $565,000) in this transaction. The Company has reported a $19,353,000 loss on the transaction related primarily to the write-off of unamortized intangible assets. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company has not provided for any tax benefit that may result from this transaction.

     As a result, the Company reported the results of HFHI and the loss on disposal as a discontinued operation and the related operating results have been reported separately from continuing operations for all periods presented. The related net assets of HFHI are immaterial to the financial statements and are included in the accompanying balance sheet.

     Revenues applicable to HFHI during the three months ended March 31, 2001 and 2000 were $0 and $4,988,000, respectively, and during the six months ended March 31, 2001 and 2000 were $3,948,000 and $9,577,000, respectively. Income
(loss) from discontinued operations is net of taxes (benefit) of $(33,000), $317,000, $(123,000) and $536,000 for the three months ended March 31, 2001 and
2000 and the six months ended March 31, 2001 and 2000, respectively.

5.  INCOME (LOSS) PER SHARE


    For the three months and the six months ended March 31, 2001 and 2000, basic and diluted earnings per share are calculated as follows:

                                                      THREE MONTHS                  SIX MONTHS
                                                     ENDED MARCH 31,              ENDED MARCH 31,
                                                -----------------------      -----------------------
                                                  2001           2000          2001           2000
                                                --------       --------      --------       --------
(000's omitted, except per share amounts)

BASIC INCOME (LOSS) PER SHARE:

Income (loss) from continuing operations        $   (.12)      $    .04      $   (.10)      $    .10
Income (loss) from discontinued operations         (2.22)           .06         (2.24)           .10
                                                --------       --------      --------       --------
            Total                               $  (2.34)      $    .10      $  (2.34)      $    .20
                                                ========       ========      ========       ========
Weighted average shares outstanding                8,752          8,746         8,751          8,746
                                                ========       ========      ========       ========

DILUTED INCOME (LOSS) PER SHARE:

Income (loss) from continuing operations        $   (.12)      $    .04      $   (.10)      $    .10
Income (loss) from discontinued operations         (2.22)           .06         (2.24)           .10
                                                --------       --------      --------       --------
            Total                               $  (2.34)      $    .10      $  (2.34)      $    .20
                                                ========       ========      ========       ========

Weighted average shares outstanding                8,752          8,746         8,751          8,746
Shares to be issued                                  (a)            137           (a)            140
Options                                              (a)             56           (a)             53
                                                --------       --------      --------       --------
                                                   8,752          8,939         8,751          8,939
                                                ========       ========      ========       ========

(a) Due to the loss for the period shown, dilutives are not included in the calculation.

    Certain options and warrants to purchase shares of common stock were outstanding during the three months and the six months ended March 31, 2001 and 2000, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants (all warrants expired in December 2000) outstanding and their exercise prices are as follows:

                                                THREE MONTHS                           SIX MONTHS
                                               ENDED MARCH 31,                       ENDED MARCH 31,
                                      --------------------------------      --------------------------------
                                          2001               2000               2001               2000
                                      -------------      -------------      -------------      -------------
Options and warrants outstanding        1,397,909            966,305          1,352,378            980,874
Range of exercise prices              $.875-$11.875      $3.563-$13.50      $.875-$11.875      $3.563-$13.50


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

     Following its initial public offering in December 1995, the Company entered into a series of transactions which expanded its heart center and physician practice management businesses. As a result, revenue has also been provided from: Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II, L.L.P. ("SETCA") beginning on September 18, 1996 and ending on May 31, 2000; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996 and ending on May 31, 2000; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997, which included the multi-specialty physician clinic, HFHI and six cardiovascular diagnostic facilities. HFHI was sold effective January 1, 2001. The management of SETCA and CCMG comprised the Company's Practice Management Division.

     On August 15, 1997, the Company acquired all of the outstanding capital stock of CVI, of New Orleans, Louisiana. CVI manages, owns, and operates cardiovascular diagnostic facilities in Texas and Louisiana and owned and managed a cardiovascular diagnostic facility and a physician clinic in Florida. Total original consideration for the transaction consisted of cash and transaction costs of approximately $16,980,000 and 500,000 shares of Raytel Common Stock. During fiscal 1998, there were additional transaction costs of approximately $280,000 and an additional 46,668 shares of the Company's Common Stock has been or were to be issued.

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

      Raytel is currently the subject of a grand jury investigation of unspecified allegations concerning certain business practices of its trans-telephonic cardiac pacemaker monitoring business. In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received since June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services received since the date of the investigation. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from escrow, and new billings for services performed has commenced as most of the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $764,000 as of March 31, 2001. Since Raytel recognizes revenue when patient services are provided, neither the escrow arrangement nor the deferred billing has had a direct impact on Raytel's operating results. If the Company's review discloses any patient billings that have not been fully compliant with Medicare requirements, any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $4,000,000 to cover the estimated amounts of these expenses. Additional expenses will adversely affect operating results in future periods, regardless of the eventual outcome of the investigation. As of March 31, 2001, the Company had incurred legal fees and other expenses of approximately $2,895,000 related to the investigation. At this time, the Company cannot determine the additional financial impact of this investigation. The investigation, and the related internal compliance review, also have diverted, and are expected to continue to divert, the efforts and attention of a number of Raytel's management and administrative personnel. The impact of this diversion reduced the efficiency of Raytel's pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001. Raytel expects that, while the impact of the investigation on the Company's operations in future periods will be less significant as the investigation proceeds, it may require significant time of certain key employees and it will continue to adversely affect operating results in future periods.

In March 2001, effective January 1, 2001, the Company completed the sale of its wholly-owned subsidiary, HFHI, to a new company organized by physicians practicing at the clinic, including David Wertheimer, M.D., who had served as President of the subsidiary as well as a former officer of Raytel and a member of Raytel's Board of Directors. Raytel received a cash purchase price of $8,311,000, net of transaction expenses, for all of the Common Stock of the subsidiary.

Approximately $1,234,000 of the proceeds were used to pre-pay leases for equipment used at the HFHI facility, $5,100,000 was used to reduce the indebtedness under the Company's bank credit facility and the balance was used for working capital purposes. The Company reported the results of operations of HFHI and the loss on disposal as discontinued operations. Accordingly, prior year operating results have been restated from the operating results previously reported. The loss on disposal of $19,353,000 represents a one-time non-cash charge, consisting primarily of the write-off of intangible assets. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company has not provided for any tax benefit that may result from this transaction.


RESULTS OF OPERATIONS

     Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenues. For the three months ended March 31, 2001, total revenues were $18,146,000 compared to $18,462,000 for the three months ended March 31, 2000, representing a decrease of $316,000, or 1.7%.

     Cardiac information services revenues were $9,668,000 for the three months March 31, 2001, compared to $10,564,000 for the three months ended March 31, 2000, a decrease of $896,000, or 8.5%. The decrease in revenues for cardiac information services was due primarily to lower revenues from Pacing as a result of lower test volumes and lower average selling prices. Diagnostic imaging services revenue was $6,494,000 for the three months ended March 31, 2001 compared to $5,521,000 for the three months ended March 31, 2000, an increase of $973,000, or 17.6%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $1,984,000 for the three months ended March 31, 2001, compared to $2,377,000 for the three months ended March 31, 2000, a decrease of $393,000, or 16.5%, due primarily to lower revenue at certain cardiovascular diagnostic facilities.

     Provision for OIG Investigation Expenses. The Company has provided an additional $2,000,000 for expected expenses associated with the OIG investigation.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $256,000, or 1.6% (excluding the provision for OIG investigation expenses), from $15,622,000 for the three months ended March 31, 2000 to $15,878,000 for the three months ended March 31, 2001, due primarily to increases in costs and expenses at diagnostic imaging services, partially offset by decreased costs at cardiac information services and at heart facilities and other. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased by 2.9%, from 84.6% for the three months ended March 31, 2000 to 87.5% for the three months ended March 31, 2001 primarily due to lower revenue.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $10,000, from $1,660,000 for the three months ended March 31, 2000 to $1,650,000 for the three months ended March 31, 2001 and increased as a percentage of revenues from 9.0% for the three months ended March 31, 2000 to 9.1% for the three months ended March 31, 2001 primarily as a result of lower revenues.

     Operating Income (Loss). As a result of the foregoing factors, operating income decreased by $2,562,000 from $1,180,000 for the three months ended March 31, 2000 to an operating loss of $1,382,000 for the three months ended March 31, 2001.

     Interest Expense. Interest expense decreased by $2,000, or 0.4%, from $473,000 for the three months ended March 31, 2000 to $471,000 for the three months ended March 31, 2001.

     Other Expense (Income). Other income increased by $96,000 from $167,000 for the three months ended March 31, 2000 to $263,000 for the three months ended March 31, 2001.

     Minority Interest. Minority interest decreased by $138,000, or 50.7%, from $272,000 for the three months ended March 31, 2000 to $134,000 for the three months ended March 31, 2001 due primarily to decreased income in certain cardiovascular diagnostic facilities.

     Income Taxes (Benefit). The provision for income taxes (benefit) decreased by $906,000 from $235,000 for the three months ended March 31, 2000 to a tax benefit of $671,000 for the three months ended March 31, 2001 as a result of decreased taxable income.

      Income (Loss) From Continuing Operations. Income (loss) from continuing operations decreased by $1,420,000 from $367,000 for the three months ended March 31, 2000 to a loss from continuing operations of $1,053,000 for the three months ended March 31, 2001.

     Discontinued Operations. Income from discontinued operations, net of tax was $513,000 for the three months ended March 31, 2000 compared to a loss from discontinued operations of $51,000 for the three months ended March 31, 2001. The loss on disposal of the HFHI business was approximately $19,353,000. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company has not provided for any tax benefit that may result from this transaction.

     Net Income (Loss). As a result of the foregoing factors, net income decreased by $21,337,000 from net income of $880,000 for the three months ended March 31, 2000 to a net loss of $20,457,000 for the three months ended March 31, 2001.

     Six Months Ended March 31, 2001 Compared to Six Months Ended March 31,
2000.

     Revenues. For the six months ended March 31, 2001, total revenues were $35,394,000 compared to $36,504,000 for the six months ended March 31, 2000, representing a decrease of $1,110,000, or 3.0%.

     Cardiac information services revenues were $19,219,000 for the six months ended March 31, 2001, compared to $21,005,000 for the six months ended March 31, 2000, a decrease of $1,786,000, or 8.5%. The decrease in revenues for cardiac information services was due primarily to lower revenues from Pacing as a result of lower test volumes and lower average selling prices. Diagnostic imaging services revenue was $12,492,000 for the six months ended March 31, 2001, compared to $10,853,000 for the six months ended March 31, 2000, an increase of $1,639,000, or 15.1%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $3,683,000 for the six months ended March 31, 2001, compared to $4,646,000 for the six months ended March 31, 2000, a decrease of $963,000, or 20.7%, due primarily to lower revenue at certain cardiovascular diagnostic facilities and the termination of the agreement with Baptist.

     Provision for OIG Investigation Expenses. The Company has provided an additional $2,000,000 for expected expenses associated with the OIG investigation.

     Operating Expenses. Operating costs and selling, general and administrative expenses decreased by $61,000, or 0.2% (excluding the provision for OIG investigation expenses), from $30,871,000 for the six months ended March 31, 2000 to $30,810,000 for the six months ended March 31, 2001, due primarily to lower expenses at heart facilities and other and cardiac information services, partially offset by increases in costs and expenses in diagnostic imaging services. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 84.6% for the six months ended March 31, 2000 to 87.0% for the six months ended March 31, 2001, primarily as a result of lower revenues.

     Depreciation and Amortization. Depreciation and amortization expense increased by $37,000, from $3,288,000 for the six months ended March 31, 2000 to $3,325,000 for the six months ended March 31, 2001, and increased as a percentage of revenues from 9.0% for the six months ended March 31, 2000 to 9.4% for the six months ended March 31, 2001.

     Operating Income (Loss). As a result of the foregoing factors, operating income decreased by $3,086,000, or 131.6%, from $2,345,000 for the six months ended March 31, 2000 to an operating loss of $741,000 for the six months ended March 31, 2001.

     Interest Expense. Interest expense increased by $86,000, or 9.1%, from $945,000 for the six months ended March 31, 2000 to $1,031,000 for the six months ended March 31, 2001 due primarily to an increase in the average interest rate.

     Other Expense (Income). Other income decreased by $2,000 from $483,000 for the six months ended March 31, 2000 to $481,000 for the six months ended March 31, 2001.

     Minority Interest. Minority interest decreased by $229,000, or 55.0%, from $416,000 for the six months ended March 31, 2000 to $187,000 for the six months ended March 31, 2001 due primarily to decreased incomes in certain cardiovascular diagnostic facilities.

     Income Taxes (Benefit). The provision for income taxes (benefit) decreased by $1,148,000, or 200.7%, from $572,000 for the six months ended March 31, 2000 to a tax benefit of $576,000 for the six months ended March 31, 2001 as a result of decreased taxable income.

     Income (Loss) From Continuing Operations. Income (loss) from continuing operations decreased by $1,797,000 from income of $895,000 for the six months ended March 31, 2000 to a loss from continuing operations of $902,000 for the six months ended March 31, 2001.

     Discontinued Operations. Income from discontinued operations, net of tax, was $885,000 for the six months ended March 31, 2000 compared to a loss from discontinued operations of $192,000 for the six months ended March 31, 2001. The loss on disposal of the HFHI business was approximately $19,353,000. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company has not provided for any tax benefit that may result from this transaction.

     Net Income (Loss). As a result of the foregoing factors, net income (loss) decreased by $22,227,000 from net income of $1,780,000 for the six months ended March 31, 2000 to a net loss of $20,447,000 for the six months ended March 31, 2001.


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


                                              INFORMATION         IMAGING       FACILITIES      TOTAL
                                              -----------         -------       ----------     --------
For the three months ended March 31, 2001:
  Net revenue                                   $  9,668          $  6,494       $  1,984      $ 18,146
  Total operating expenses                        10,647             4,855          1,349        16,851
                                                --------          --------       --------      --------
  Segment contribution                              (979)            1,639            635         1,295

  Depreciation and amortization                      865               405            279         1,549
  Interest expense                                    --                67             31            98
  Minority interest/other expense (income)            (5)              (40)            41            (4)
                                                --------          --------       --------      --------
  Segment profit (loss)                         $ (1,839)(a)      $  1,207       $    284      $   (348)
                                                ========          ========       ========      ========
  Segment assets                                $ 42,362          $ 14,989       $ 12,213      $ 69,564
                                                ========          ========       ========      ========
  Capital expenditures                          $    556          $     56       $     --      $    612
                                                ========          ========       ========      ========

----------
(a) Includes a $2,000,000 provision for OIG investigation expenses.

                                              INFORMATION         IMAGING       FACILITIES      TOTAL
                                              -----------         -------       ----------     --------
For the three months ended March 31, 2000:
  Net revenue                                   $ 10,564          $  5,521       $  2,377      $ 18,462
  Total operating expenses                         8,876             4,198          1,496        14,570
                                                --------          --------       --------      --------
  Segment contribution                             1,688             1,323            881         3,892

  Depreciation and amortization                      766               415            393         1,574
  Interest expense                                    --                69             63           132
  Minority interest/other expense (income)            (3)              (54)           182           125
                                                --------          --------       --------      --------
  Segment profit                                $    925          $    893       $    243      $  2,061
                                                ========          ========       ========      ========
  Segment assets                                $ 40,092          $ 15,036       $ 35,734      $ 90,862
                                                ========          ========       ========      ========
  Capital expenditures                          $  1,043          $    290       $     13      $  1,346
                                                ========          ========       ========      ========

                                              INFORMATION         IMAGING       FACILITIES      TOTAL
                                              -----------         -------       ----------     --------
For the six months ended March 31, 2001:
  Net revenue                                   $ 19,219          $ 12,492       $  3,683      $ 35,394
  Total operating expenses                        19,060             9,254          2,588        30,902
                                                --------          --------       --------      --------
  Segment contribution                               159             3,238          1,095         4,492

  Depreciation and amortization                    1,714               833            576         3,123
  Interest expense                                    --               128             62           190
  Minority interest/other expense (income)             1               (39)            21           (17)
                                                --------          --------       --------      --------
  Segment profit (loss)                         $ (1,556)(a)      $  2,316       $    436      $  1,196
                                                ========          ========       ========      ========
  Segment assets                                $ 42,362          $ 14,989       $ 12,213      $ 69,564
                                                ========          ========       ========      ========
  Capital expenditures                          $  1,299          $    101       $     80      $  1,480
                                                ========          ========       ========      ========

--------------
  (a)  Includes a $2,000,000 provision for OIG investigation expenses.

                                              INFORMATION         IMAGING       FACILITIES      TOTAL
                                              -----------         -------       ----------     --------
For the six months ended March 31, 2000:
  Net revenue                                   $ 21,005          $ 10,853       $  4,646      $ 36,504
  Total operating expenses                        17,592             8,110          3,111        28,813
                                                --------          --------       --------      --------
  Segment contribution                             3,413             2,743          1,535         7,691

  Depreciation and amortization                    1,502               833            785         3,120
  Interest expense                                    --               141            119           260
  Minority interest/other expense (income)           (15)              (80)            71           (24)
                                                --------          --------       --------      --------
  Segment profit                                $  1,926          $  1,849       $    560      $  4,335
                                                ========          ========       ========      ========
  Segment assets                                $ 40,092          $ 15,036       $ 35,734      $ 90,862
                                                ========          ========       ========      ========
  Capital expenditures                          $  1,698          $    555       $     30      $  2,283
                                                ========          ========       ========      ========

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       MARCH 31,                     MARCH 31,
                                                -----------------------       -----------------------
                                                  2001           2000           2001           2000
                                                --------       --------       --------       --------
Segment profit (loss)                           $   (348)      $  2,061       $  1,196       $  4,335
Unallocated amounts:
   Corporate general and administrative            1,027          1,052          1,908          2,058
   Corporate depreciation and amortization           101             86            202            168
   Corporate interest expense                        373            341            841            685
   Corporate other expense (income)                 (125)           (20)          (277)           (43)
                                                --------       --------       --------       --------
Income (loss) from continuing operations
     before income taxes                        $ (1,724)      $    602       $ (1,478)      $  1,467
                                                ========       ========       ========       ========

BUSINESS ENVIRONMENT AND FUTURE RESULTS

     The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. The Company's Pacing revenue has been favorably impacted for the period January 1, 1998 to December 31, 1998 due to an increase in Medicare reimbursement rates effective on January 1, 1998. However, a slight decrease in these rates became effective on January 1, 1999, thereby having a negative effect on Pacing revenue for calendar 1999. There was a slight increase in Medicare reimbursement rates effective January 1, 2000 and again effective January 1, 2001. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

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


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001 the Company had working capital of $28,269,000 (excluding $12,817,000, the outstanding amount under the Company's line of credit), compared to $32,387,000 at September 30, 2000. At March 31, 2001, the Company had cash and temporary cash investments of $6,270,000.

     The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first few months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters, with the collection of these receivables occurring primarily during the subsequent fourth fiscal quarter.

     The Company had a revolving line of credit with two banks in the amount of $45,000,000 to fund working capital needs, future acquisitions, equipment purchases and other business needs. Amounts outstanding under the line of credit bear interest based on a defined formula and are subject to certain covenants. The line of credit was originally scheduled to expire in August 2001 at which time any outstanding balance would be due and payable.

     On December 15, 2000, the line of credit agreement was amended to reduce the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank's prime rate plus 50 basis points, at the option of the Company, and the date for repayment was extended to October 1, 2001. A new non-financial covenant was added which states any civil financial settlement in excess of $1,000,000 and/or criminal charges relating to the ongoing OIG investigation would constitute an event of default. On March 16, 2001, the line of credit was further reduced to $14,900,000 in connection with the sale of the Company's subsidiary HFHI.

     The Company is currently in default of certain of its new financial covenants in connection with its line of credit. The Company has requested a waiver from the banks. If the banks do not grant the waiver, the banks have the right to demand payment in full of the outstanding balance. See "Part II, Item
3. -- Defaults Upon Senior Securities."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to market risk from interest rate fluctuations because it uses variable rate debt to finance working capital requirements. The Company does not believe that there is any material market risk exposure with respect to other financial instruments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Raytel Cardiac Services, Inc., or "RCS," a wholly-owned subsidiary of Raytel, is currently the subject of a grand jury investigation being conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the U.S. Department of Human Services (the "OIG"). On June 23, 2000, the OIG and other federal agents executed a search warrant for information concerning unspecified allegations of impropriety in RCS' business practices related to Medicare-covered services. Subsequently, subpoenas have been served on RCS for the production of additional documents, and several RCS employees and contractors have been subpoenaed to provide documents and testimony before the grand jury.

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

     Raytel is cooperating with the investigation and is currently engaged in the identification and production of documents in response to the subpoenas. In connection with the investigation, Raytel is confirming its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received subsequent to June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services. In addition, Raytel suspended billing for such services. The checks are being deposited, the cash released from escrow, and additional bills sent, only after the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $764,000 as of March 31, 2001.

     Raytel has internal procedures in place designed to assure compliance by Raytel and its subsidiaries with applicable laws and governmental regulations, including Medicare reimbursement laws. However, because of the preliminary stage of the investigation and the limited information currently available to Raytel, Raytel cannot predict the outcome of the investigation with any certainty. The investigation is complex and document-intensive and is likely to extend over a protracted period of time. RCS has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $4,000,000 to cover the estimated amount of these expenses. Expenses in excess to the reserve, if any, will adversely affect operating results in future periods, regardless of the eventual outcome of the investigation. The investigation, and the related internal review, also has diverted, and is expected to continue to divert, the efforts and attention of a number of RCS' management and administrative personnel. As a result, the investigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time-consuming. Should the outcome of the investigation ultimately result in RCS being charged with and convicted of violations of federal criminal statutes, RCS could be required to pay substantial fines and its right to participate in federal health care programs, including Medicare, could be revoked. Conviction under certain statutes could result in mandatory exclusion from participation in federal health care programs. In addition, such criminal charges would constitute a default under Raytel's bank credit agreement. It is also possible that federal authorities could assert civil claims against RCS under the Federal False Claim Act, which allows the government to recover treble damages plus penalties of $5,000 to $10,000 per claim. Raytel is currently engaged in discussions with representatives of the government regarding a possible resolution of the matter. However, we cannot currently determine the likelihood of such a resolution. A significant fine, the revocation of RCS' Medicare participation or civil liability under the False Claims Act would significantly harm Raytel's business.

     Raytel and its subsidiaries are parties to other litigation and claims arising out of its ongoing business operations. Raytel believes that none of these matters, either individually or in the aggregate, are likely to have a material adverse effect on its business, financial condition or operating results.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company is currently in default of certain of its financial covenants in connection with its $14,900,000 revolving line of credit with two banks. These covenants require the Company to maintain certain financial ratios. The Company has requested a waiver from the banks. If the banks do not grant the waiver, the banks have the right to terminate the credit facility and demand payment in full of the outstanding balance. The amount outstanding under the credit line as of March 31, 2001 was $12,817,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a.  EXHIBITS:

          The following exhibit is filed as a part of this Report:

                  Exhibit
                  Number                         Title
                  -------                        -----
                   10.68                Stock Purchase Agreement dated as of
                                        March 9, 2001 and effective as of
                                        January 1, 2001, among Heart Institute
                                        Acquisition Corporation, Raytel Medical
                                        Corporation, Cardiovascular Ventures,
                                        Inc., and The Heart Institute of Port
                                        St. Lucie, Inc.

      b.   REPORTS ON FORM 8-K:

           On March 9, 2001, the Company filed a report on Form 8-K announcing that the Company had completed the sale of its wholly-owned subsidiary, The Heart Institute of Port St. Lucie, Inc., to a new company organized by physicians practicing at the clinic, including David Wertheimer, M.D., who had served as President of the subsidiary as well as an officer of the Company and a member of the Company's Board of Directors.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAYTEL MEDICAL CORPORATION



Dated:  May 14, 2001                    By: /s/ John F. Lawler, Jr.
                                            ------------------------------------
                                                John F. Lawler, Jr.
                                                Vice President and
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                principal financial officer)

                                 EXHIBIT INDEX


Exhibit
Number                         Title
-------                        -----
 10.68                Stock Purchase Agreement dated as of March 9, 2001 and
                      effective as of January 1, 2001, among Heart Institute
                      Acquisition Corporation, Raytel Medical Corporation,
                      Cardiovascular Ventures, Inc., and The Heart Institute of
                      Port St. Lucie, Inc.