Form 10-Q
period 2001-06-30
RAYTEL MEDICAL CORP
filed 2001-08-13
CIK 1002017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001; or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from___________________to__________________

Commission File Number: 0-27186

RAYTEL MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2787342 (I.R.S. Employer Identification No.)

2755 Campus Drive, Suite 200, San Mateo, California 94403
(Address of principal executive offices) (Zip code)

(650) 349-0800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2001

Common Stock ($.001 par value)	2,918,425

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND SEPTEMBER 30, 2000
(000’s omitted)
ASSETS

	June 30,	September 30,
	2001	2000

	(Unaudited)
Current assets:

Cash and cash equivalents	$6,053	$7,201

Cash held in escrow	855	1,580

Receivables, net	33,371	36,840

Prepaid expenses and other	2,545	2,597

Total current assets	42,824	48,218

Property and equipment, less accumulated depreciation and amortization	14,803	19,651

Intangible assets, less accumulated amortization	18,996	41,672

Other	47	56

Total assets	$76,670	$109,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and capital lease obligations	$16,636	$1,067

Accounts payable	5,929	5,258

Accrued compensation and benefits	2,099	3,177

Accrued liabilities	3,647	6,329

Total current liabilities	28,311	15,831

Long-term debt and capital lease obligations, net of current portion	10,075	24,130

Minority interest in consolidated entities	1,050	1,774

Total liabilities	39,436	41,735

Stockholders’ equity:

Common stock	3	9

Additional paid-in capital	62,672	62,664

Common stock to be issued	—	69

Retained earnings (deficit)	(21,819)	8,742

	40,856	71,484

Less treasury stock, at cost	(3,622)	(3,622)

Total stockholders’ equity	37,234	67,862

Total liabilities and stockholders’ equity	$76,670	$109,597

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
(000’s omitted, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Revenues:

Cardiac information services	$9,449	$10,144	$28,668	$31,149

Diagnostic imaging services	6,758	5,990	19,250	16,843

Heart facilities and other	2,054	2,216	5,737	6,862

Total revenues	18,261	18,350	53,655	54,854

Costs and expenses:

Provision for OIG investigation expenses	—	2,000	2,000	2,000

Settlement with federal government	11,500	—	11,500	—

Operating costs	8,726	7,846	24,832	22,966

Selling, general and administrative	7,445	7,947	22,149	23,698

Depreciation and amortization	1,603	1,635	4,928	4,923

Total costs and expenses	29,274	19,428	65,409	53,587

Operating income (loss)	(11,013)	(1,078)	(11,754)	1,267

Interest expense	301	522	1,332	1,467

Other expense (income)	(253)	(318)	(734)	(801)

Minority interest	177	204	364	620

Loss from continuing operations before income taxes (benefit)	(11,238)	(1,486)	(12,716)	(19)

Provision for income taxes (benefit)	(1,124)	(579)	(1,700)	(7)

Loss from continuing operations	(10,114)	(907)	(11,016)	(12)

Discontinued operations:

Income (loss) from discontinued operations, net of tax (benefit)	—	84	(192)	969

Loss on disposal of discontinued operations	—	(4,965)	(19,353)	(4,965)

Net loss	$(10,114)	$(5,788)	$(30,561)	$(4,008)

Basic loss per share:

Loss from continuing operations	$(3.47)	$(.31)	$(3.78)	$—

Loss from discontinued operations	—	(1.67)	(6.70)	(1.37)

Total	$(3.47)	$(1.98)	$(10.48)	$(1.37)

Diluted loss per share:

Loss from continuing operations	$(3.47)	$(.31)	$(3.78)	$—

Loss from discontinued operations	—	(1.67)	(6.70)	(1.37)

Total	$(3.47)	$(1.98)	$(10.48)	$(1.37)

Weighted average shares outstanding:

Basic	2,918	2,916	2,917	2,915

Diluted	2,918	2,916	2,917	2,915

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
(000’s omitted)

	June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(30,561)	$(4,008)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	4,928	4,923

Minority interest	364	620

Loss on disposal of discontinued operations	19,353	4,965

Settlement with federal government	11,500	—

Other, net	394	1,212

Changes in operating accounts:

Receivables, net	16	226

Prepaid expenses and other	(338)	(3)

Accounts payable	671	860

Accrued liabilities and other	(4,183)	1,045

Net cash provided by operating activities	2,144	9,840

Cash flows from investing activities:

Capital expenditures	(2,192)	(3,402)

Proceeds from disposal of discontinued operations	8,876	—

Other, net	221	169

Net cash provided by (used in) investing activities	6,905	(3,233)

Cash flows from financing activities:

Income distributions to noncontrolling investors	(1,109)	(1,546)

Paydown of line of credit	(7,971)	(3,180)

Principal repayments of debt, net	(1,867)	(1,150)

Other, net	25	(56)

Net cash used in financing activities	(10,922)	(5,932)

Net increase (decrease) in cash and cash equivalents	(1,873)	675

Cash and cash equivalents at beginning of period	8,781	6,110

Cash and cash equivalents at end of period	$6,908	$6,785

Notes to Unaudited Condensed Consolidated Financial Statements for the Three and Nine Months Ended June 30, 2001 and 2000.

1. Presentation of Unaudited Interim Condensed Consolidated Financial Statements

     Information in the accompanying interim condensed consolidated financials statements and notes to the financial statements of Raytel Medical Corporation (“Raytel” or the “Company”) as of June 30, 2001 and for the three month and nine month periods ended June 30, 2001 and 2000 is unaudited. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 and Forms 8-K filed during the nine months ended June 30, 2001.

2. Office of the Inspector General Investigation

     From June 2000 through June 2001, Raytel was the subject of a grand jury investigation of unspecified allegations concerning certain business practices of its trans-telephonic cardiac pacemaker monitoring business. Raytel Cardiac Services, Inc., a wholly-owned subsidiary of the Company, has reached agreement with the federal government to end the investigation into its pacemaker operations and Medicare billing practices. In return for the federal government ceasing any further investigation into its pacemaker operations and any additional potential criminal charges, the subsidiary pleaded guilty on June 25, 2001 in U.S. District Court in Hartford Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, the Company and Raytel Cardiac Services have reached an agreement in principle with the government to settle civil claims relating to this matter. Under the criminal and civil settlements, the subsidiary would pay a total of $11,500,000 (of which $3,500,000 and $8,000,000 is included in the current portion and long-term portion of debt, respectively, on the accompanying balance sheet at June 30, 2001) to the government over a five year period, with interest of 7% on the unpaid balance, and enter into a Corporate Integrity Agreement (the “Agreement”). Other product lines offered by the subsidiary have not been under investigation and are not affected by this Agreement. Raytel will guarantee the payment owed by its subsidiary associated with the Agreement.

     In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received since June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services received since the date of the investigation. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from escrow, and new billings for services performed has commenced as most of the affected patients’ records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $855,000 as of June 30, 2001. Since Raytel recognizes revenue when patient services are provided, neither the escrow arrangement nor the deferred billing has had a direct impact on Raytel’s operating results. If the Company’s review discloses any patient billings that have not been fully compliant with Medicare requirements, any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $4,000,000 to cover the estimated amounts of these expenses. Additional expenses, if any, will adversely affect operating results in future periods. As of June 30, 2001, the Company had incurred legal fees and other expenses of approximately $3,578,000 related to the investigation. These expenses include legal fees incurred by certain employees in connection with the on-going investigation of certain employees in accordance with the requirements of Delaware Law and the Company’s By-Laws. The investigation, and the related internal compliance review, diverted the efforts and attention of a number of Raytel’s management and administrative personnel. The impact of this diversion reduced the efficiency of Raytel’s pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarters ended September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001. Raytel expects that, while the impact of the investigation of the Company’s operations in future periods will be less significant now that the investigation of the Company has been settled, it may require time of some employees and it may continue to adversely affect operating results in future periods.

3. Line of Credit

     On December 15, 2000, the Company’s line of credit agreement with two banks was amended to reduce the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank’s prime rate plus 50 basis points, at the option of the Company and the expiration date was extended to October 1, 2001. A new non-financial covenant was added which states that any civil financial settlement in excess of $1,000,000 and/or criminal charges relating to the ongoing OIG investigation would constitute an event of default.

     On March 16, 2001, the line of credit was paid down and permanently reduced to $14,900,000 in connection with the sale of Heart and Family Health Institute of Port St. Lucie, Inc. (“HFHI”).

     Consistent with the terms of the December 2000 amendment to the line of credit agreement, the available line of credit balance was further reduced by $2,500,000 on June 30, 2001 to $12,400,000. At June 30, 2001, $12,287,000 was outstanding under the line of credit.

     The Company is currently in default of certain of its new covenants in connection with its line of credit. The Company has requested a waiver from the banks. If the banks do not grant the waiver, the banks have the right to terminate the credit facility and demand payment in full of the outstanding balance. See “Part II, Item 3. — Defaults Upon Senior Securities.”

4. Discontinued Operations

     In March 2001, effective January 1, 2001, the Company completed the sale of its wholly-owned subsidiary, HFHI, to a new company organized by physicians practicing at HFHI. The Company received $8,876,000 (prior to estimated transaction costs of $565,000) in cash in this transaction. The Company has reported a $19,353,000 loss on the transaction related primarily to the write-off of unamortized intangible assets. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company has not provided for any tax benefit that may result from this transaction.

     As a result, the Company reported the results of HFHI and the loss on disposal as a discontinued operation and the related operating results have been reported separately from continuing operations for all applicable periods presented. The related net assets of HFHI are immaterial to the financial statements and are included in the accompanying balance sheet at September 30, 2000.

     Revenues applicable to HFHI during the three months ended June 30, 2001 and 2000 were $0 and $4,354,000, respectively, and during the nine months ended June 30, 2001 and 2000 were $3,948,000 and $13,931,000, respectively. Income (loss) from discontinued operations is net of taxes (benefit) of $0, $80,000, $(123,000) and $616,000 for the three months ended June 30, 2001 and 2000 and the nine months ended June 30, 2001 and 2000, respectively.

     Effective May 2000, the Company disposed of its management of Southeast Texas Cardiology Associates II, L.L.P. (“SETCA”) and the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. (“CCMG”). Effective May 31, 2000, the Company sold substantially all of the assets of Raytel Nuclear Imaging-Orange, L.P. and the Common Stock of Raytel Texas Physicians Services, Inc., which effectively terminated its management of SETCA as well as the termination of the associated heart center at Baptist Hospital. As compensation for this transaction, physicians in the practice managed by the Company agreed to terminate notes owed by the Company in the aggregate amount of approximately $2,300,000 and the existing rights to receive 122,068 shares of Raytel’s Common Stock. In addition, the Company discontinued its management of CCMG. The Company has reported a $4,965,000 loss on the disposal (net of a $3,367,000 tax benefit) related to the write-off of unamortized intangible assets created at the inception of the management agreements, accounts receivable and other assets less the amount due under the terminated notes and the fair market value of the stock that was cancelled.

     Accordingly, the results of these entities have been accounted for as a discontinued operation and the related operating results have been reported separately from continuing operations for all applicable periods presented.

     Revenues applicable to these entities during the three months ended June 30, 2000 were $758,000 and during the nine months ended June 30, 2000 were $3,189,000. Income (loss) from discontinued operations is net of taxes (benefit) of $(27,000) and $3,000 for the three months and nine months ended June 30, 2000, respectively.

5. Reverse Stock Split

     On May 9, 2001, the Board of Directors declared a one-for-three reverse split of the Company’s Common Stock. The accompanying consolidated financial statements reflect such reverse stock split for all periods presented.

6. Loss Per Share

     For the three months and the nine months ended June 30, 2001 and 2000, basic and diluted earnings per share are calculated as follows:

	Three months		Nine months
	ended June 30,		ended June 30,

(000's omitted, except per share amounts)	2001	2000	2001	2000

Basic Loss per Share:

Loss from continuing operations	$(3.47)	$(.31)	$(3.78)	$—

Loss from discontinued operations	—	(1.67)	(6.70)	(1.37)

Total	$(3.47)	$(1.98)	$(10.48)	$(1.37)

Weighted average shares outstanding	2,918	2,916	2,917	2,915

Diluted Loss per Share:

Loss from continuing operations	$(3.47)	$(.31)	$(3.78)	$—

Loss from discontinued operations	—	(1.67)	(6.70)	(1.37)

Total	$(3.47)	$(1.98)	$(10.48)	$(1.37)

Weighted average shares outstanding	2,918	2,916	2,917	2,915

Shares to be issued	(a )	(a )	(a )	(a )

Options	(a )	(a )	(a )	(a )

	2,918	2,916	2,917	2,915

(a)	Due to the loss for the period shown, dilutives are not included in the calculation.

     Certain options and warrants to purchase shares of common stock were outstanding during the three months and the nine months ended June 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants (all warrants expired in December 2000) outstanding and their exercise prices are as follows:

	Three months		Nine months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

Options and warrants outstanding	463,677	387,671	455,087	347,196

Range of exercise prices	$2.625-$35.625	$9.375-$35.625	$2.625-$35.625	$9.375-$40.50

7. New Accounting Standards

     The Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, in July 2001 (effective for fiscal 2002). Statement No. 141 will not have an effect on the Company’s results and the Company is currently assessing what effect, if any, Statement No. 142 will have on its results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed under “Business Environment and Future Results” and elsewhere in this Item, that could cause actual results to differ materially from historical results or those anticipated. In this Item, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

     The Company generates its revenues from: cardiac information services, which includes telephonic monitoring services for cardiac pacemaker patients (“Pacing”), cardiac event detection services (“CEDS”) and Holter monitoring; diagnostic imaging services; and heart facilities.

     Following its initial public offering in December 1995, the Company entered into a series of transactions which expanded its heart facilities businesses. As a result, revenue has also been provided from: Raytel Heart Center at Granada Hills (“RHCGH”) beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II, L.L.P. (“SETCA”) beginning on September 18, 1996 and ending on May 31, 2000; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. (“CCMG”) beginning on November 1, 1996 and ending on May 31, 2000; and Cardiovascular Ventures, Inc. (“CVI”) beginning on August 15, 1997, which included the multi-specialty clinic, HFHI and six cardiovascular diagnostic facilities. HFHI was sold effective January 1, 2001.

     On August 15, 1997, the Company acquired all of the outstanding capital stock of CVI, of New Orleans, Louisiana. CVI manages, owns, and operates cardiovascular diagnostic facilities in Texas and Louisiana and owned and managed a cardiovascular diagnostic facility and a multi-specialty clinic in Florida. Total original consideration for the transaction consisted of cash and transaction costs of approximately $16,980,000 and 500,000 shares of Raytel Common Stock. During fiscal 1998, there were additional transaction costs of approximately $280,000 and an additional 46,668 shares of the Company’s Common Stock have been or were to be issued.

     Effective March 27, 1999, the Company entered into a revised agreement with RHCGH. The new agreement results in significantly lower revenues and expenses than revenues and expenses recognized under the previous agreements.

     In November 1999, the Company filed a demand for arbitration against CCMG with JAMS/Endispute, Inc. The Company provided management services to CCMG pursuant to a long-term management services agreement entered into between the parties in November 1996. The demand for arbitration asserts that Raytel is entitled to rescission, restitution and/or damages as a result of CCMG’s material breaches of the management services agreement. The Company does not expect that an adverse opinion in the arbitration will have a material adverse effect on the financial condition of the Company.

     In order to settle a dispute and avoid protracted litigation, initiated by SETCA, effective May 31, 2000, the Company’s Board of Directors approved management’s plan to sell SETCA. Effective May 31, 2000, the Company sold substantially all of the assets of Raytel Nuclear Imaging-Orange, L.P. and the Common Stock of Raytel Texas Physicians Services, Inc. in exchange for promissory notes in the aggregate amount of approximately $2,300,000 and the physicians’ agreement to cancel existing rights to receive 122,068 shares of Raytel’s Common Stock. Accordingly, the Company reported the results of operations of those discontinued entities and the loss on disposal as discontinued operations. The loss on disposal of $4,965,000, recorded at June 30, 2000, was net of an estimated tax benefit of approximately $3,367,000.

     From June 2000 through June 2001, Raytel was the subject of a grand jury investigation of unspecified allegations concerning certain business practices of its trans-telephonic cardiac pacemaker monitoring business. Raytel Cardiac Services, Inc., a wholly-owned subsidiary of the Company, has reached agreement with the federal government to end the investigation into its pacemaker operations and Medicare billing practices. In return for the federal government ceasing any further investigation into its pacemaker operations and any additional potential criminal charges, the subsidiary pleaded guilty on June 25, 2001 in U.S. District Court in Hartford Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, the Company and Raytel Cardiac Services have reached an agreement in principle with the government to settle civil claims relating to this matter. Under the criminal and civil settlements, the subsidiary would pay a total of $11,500,000 to the government over a five year period, with interest of 7% on the unpaid balance, and enter into a Corporate Integrity Agreement. Other product lines offered by the subsidiary have not been under investigation and are not affected by this Agreement. Raytel will guarantee the payment owed by its subsidiary associated with the Agreement.

     In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received since June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services received since the date of the investigation. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from escrow, and new billings for services performed has commenced as most of the affected patients’ records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $855,000 as of June 30, 2001. Since Raytel recognizes revenue when patient services are provided, neither the escrow arrangement nor the deferred billing has had a direct impact on Raytel’s operating results. If the Company’s review discloses any patient billings that have not been fully compliant with Medicare requirements, any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $4,000,000 to cover the estimated amounts of these expenses. Additional expenses, if any, will adversely affect operating results in future periods. As of June 30, 2001, the Company had incurred legal fees and other expenses of approximately $3,578,000 related to the investigation. These expenses include legal fees incurred by certain employees in connection with the on-going investigation of certain employees in accordance with the requirements of Delaware Law and the Company’s By-Laws. The investigation, and the related internal compliance review, diverted the efforts and attention of a number of Raytel’s management and administrative personnel. The impact of this diversion reduced the efficiency of Raytel’s pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarters ended September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001. Raytel expects that, while the impact of the investigation on the Company’s operations in future periods will be less significant now that the investigation of the Company has been settled, it may require time of some employees and it may continue to adversely affect operating results in future periods.

     In March 2001, effective January 1, 2001, the Company completed the sale of its wholly-owned subsidiary, HFHI, to a new company organized by physicians practicing at HFHI, including David Wertheimer, M.D., who had served as President of the subsidiary as well as a former officer of Raytel and a member of Raytel’s Board of Directors. Raytel received a cash purchase price of $8,311,000, net of transaction expenses, for all of the common stock of the subsidiary. Approximately $1,234,000 of the proceeds were used to pre-pay leases for equipment used at the HFHI facility, $5,100,000 was used to reduce the indebtedness under the Company’s bank credit facility and the balance was used for working capital purposes. The Company reported the results of operations of HFHI and the loss on disposal as discontinued operations for all applicable periods presented. The loss on disposal of $19,353,000 represents a one-time non-cash charge, consisting primarily of the write-off of intangible assets. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company has not provided for any tax benefit that may result from this transaction.

     On May 9, 2001, the Board of Directors declared a one-for-three reverse split of the Company’s Common Stock. The accompanying consolidated financial statements reflect such reverse stock split for all periods presented.

Results of Operations

     Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

     Revenues.  For the three months ended June 30, 2001, total revenues were $18,261,000 compared to $18,350,000 for the three months ended June 30, 2000, representing a decrease of $89,000, or .5%.

     Cardiac information services revenues were $9,449,000 for the three months ended June 30, 2001, compared to $10,144,000 for the three months ended June 30, 2000, a decrease of $695,000, or 6.9%. The decrease in revenues for cardiac information services was due to lower revenues from Pacing as a result of lower test volumes and lower average selling prices. Diagnostic imaging services revenue was $6,758,000 for the three months ended June 30, 2001 compared to $5,990,000 for the three months ended June 30, 2000, an increase of $768,000, or 12.8%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $2,054,000 for the three months ended June 30, 2001, compared to $2,216,000 for the three months ended June 30, 2000, a decrease of $162,000, or 7.3%, due primarily to lower revenue at certain cardiovascular diagnostic facilities as a result of restructuring certain of these facilities to be in compliance with new regulations.

     Provision for OIG Investigation Expenses.  The Company provided $2,000,000 for expected expenses associated with the OIG investigation for the three months ended June 30, 2000.

     Settlement with Federal Government.  The Company has recorded a one-time charge of $11,500,000 in June 2001 related to the criminal and civil settlement among one of its subsidiaries, Raytel Cardiac Services, and the federal government.

     Operating Expenses.  Operating costs and selling, general and administrative expenses increased by $378,000, or 2.4% (excluding the provision for OIG investigation expenses and the settlement with the federal government), from $15,793,000 for the three months ended June 30, 2000 to $16,171,000 for the three months ended June 30, 2001, due primarily to increases in costs and expenses at diagnostic imaging services, partially offset by decreased costs at cardiac information services and at heart facilities and other. Included in costs at cardiac information services, for the three months ended June 30, 2001, is a non-recurring charge of $410,000 in order to upgrade certain components used in the business to be FDA compliant. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased by 2.5%, from 86.1% for the three months ended June 30, 2000 to 88.6% for the three months ended June 30, 2001.

     Depreciation and Amortization.  Depreciation and amortization expense decreased by $32,000, from $1,635,000 for the three months ended June 30, 2000 to $1,603,000 for the three months ended June 30, 2001 and decreased as a percentage of revenues from 8.9% for the three months ended June 30, 2000 to 8.8% for the three months ended June 30, 2001, primarily as a result of lower revenues.

     Operating Loss.  As a result of the foregoing factors, operating loss increased by $9,935,000 from $1,078,000 for the three months ended June 30, 2000 to $11,013,000 for the three months ended June 30, 2001.

     Interest Expense.  Interest expense decreased by $221,000, or 42.3%, from $522,000 for the three months ended June 30, 2000 to $301,000 for the three months ended June 30, 2001 due primarily to lower average debt outstanding and lower interest rates.

     Other Expense (Income).  Other income decreased by $65,000 from $318,000 for the three months ended June 30, 2000 to $253,000 for the three months ended June 30, 2001.

     Minority Interest.  Minority interest decreased by $27,000, or 13.2%, from $204,000 for the three months ended June 30, 2000 to $177,000 for the three months ended June 30, 2001 due primarily to decreased income in certain cardiovascular diagnostic facilities.

     Income Tax Benefit.  The provision for income tax benefit increased by $545,000 from $579,000 for the three months ended June 30, 2000 to $1,124,000 for the three months ended June 30, 2001 as a result of decreased taxable income.

     Loss From Continuing Operations.  Loss from continuing operations increased by $9,207,000 from $907,000 for the three months ended June 30, 2000 to $10,114,000 for the three months ended June 30, 2001.

     Discontinued Operations.  Income from discontinued operations, net of tax was $84,000 for the three months ended June 30, 2000. The loss on disposal of the Practice Management Division in June 2000 was $4,965,000.

     Net Loss.  As a result of the foregoing factors, the net loss increased by $4,326,000 from $5,788,000 for the three months ended June 30, 2000 to $10,114,000 for the three months ended June 30, 2001.

     Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000.

     Revenues.  For the nine months ended June 30, 2001, total revenues were $53,655,000 compared to $54,854,000 for the nine months ended June 30, 2000, representing a decrease of $1,199,000, or 2.2%.

     Cardiac information services revenues were $28,668,000 for the nine months ended June 30, 2001, compared to $31,149,000 for the nine months ended June 30, 2000, a decrease of $2,481,000, or 8.0%. The decrease in revenues for cardiac information services was due primarily to lower revenues from Pacing as a result of lower test volumes and lower average selling prices. Diagnostic imaging services revenue was $19,250,000 for the nine months ended June 30, 2001, compared to $16,843,000 for the nine months ended June 30, 2000, an increase of $2,407,000, or 14.3%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $5,737,000 for the nine months ended June 30, 2001, compared to $6,862,000 for the nine months ended June 30, 2000, a decrease of $1,125,000, or 16.4%, due primarily to lower revenue at certain cardiovascular diagnostic facilities as a result of restructuring certain of these facilities to be in compliance with new regulations and the termination of an agreement with Baptist Hospital of Beaumont, Texas.

     Provision for OIG Investigation Expenses.  The Company provided $2,000,000 for expected expenses associated with the OIG investigation for the nine months ended June 30, 2000 and 2001, respectively.

     Settlement with Federal Government.  The Company has recorded a one-time charge of $11,500,000 in June 2001 related to the criminal and civil settlement among one of its subsidiaries, Raytel Cardiac Services, and the federal government.

     Operating Expenses.  Operating costs and selling, general and administrative expenses increased by $317,000, or .7% (excluding the provision for OIG investigation expenses and the settlement with the federal government), from $46,664,000 for the nine months ended June 30, 2000 to $46,981,000 for the nine months ended June 30, 2001, due primarily to higher expenses at diagnostic imaging services, partially offset by decreases in costs and expenses at cardiac information services and heart facilities and other. Included in costs at cardiac information services, for the nine months ended June 30, 2001, is a non-recurring charge of $410,000 in order to upgrade certain components used in the business to be FDA compliant. Operating costs and selling, general and administrative expenses as a percentage of total revenues increased from 85.1% for the nine months ended June 30, 2000 to 87.6% for the nine months ended June 30, 2001, primarily as a result of lower revenues.

     Depreciation and Amortization.  Depreciation and amortization expense increased by $5,000 from $4,923,000 for the nine months ended June 30, 2000 to $4,928,000 for the nine months ended June 30, 2001 and increased as a percentage of revenues from 9.0% for the nine months ended June 30, 2000 to 9.2% for the nine months ended June 30, 2001.

     Operating Income (Loss).  As a result of the foregoing factors, operating income decreased by $13,021,000, from income of $1,267,000 for the nine months ended June 30, 2000 to an operating loss of $11,754,000 for the nine months ended June 30, 2001.

     Interest Expense.  Interest expense decreased by $135,000, or 9.2%, from $1,467,000 for the nine months ended June 30, 2000 to $1,332,000 for the nine months ended June 30, 2001 due primarily to a decrease in the average amount of debt outstanding.

     Other Expense (Income).  Other income decreased by $67,000 from $801,000 for the nine months ended June 30, 2000 to $734,000 for the nine months ended June 30, 2001.

     Minority Interest.  Minority interest decreased by $256,000, or 41.3%, from $620,000 for the nine months ended June 30, 2000 to $364,000 for the nine months ended June 30, 2001 due primarily to decreased income in certain cardiovascular diagnostic facilities.

     Income Tax Benefit.  The provision for income tax benefit increased by $1,693,000 from $7,000 for the nine months ended June 30, 2000 to $1,700,000 for the nine months ended June 30, 2001 as a result of decreased taxable income.

     Loss From Continuing Operations.  Loss from continuing operations increased by $11,004,000 from $12,000 for the nine months ended June 30, 2000 to $11,016,000 for the nine months ended June 30, 2001.

     Discontinued Operations.  Loss from discontinued operations was $192,000 for the nine months ended June 30, 2001 compared to income from discontinued operations, net of tax, of $969,000 for the nine months ended June 30, 2000. The loss on disposal was $4,965,000 for the nine months ended June 30, 2000. The loss on disposal of HFHI was $19,353,000 for the nine months ended June 30, 2001. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company has not provided for any tax benefit that may result from the HFHI transaction.

     Net Loss.  As a result of the foregoing factors, net loss increased by $26,553,000 from $4,008,000 for the nine months ended June 30, 2000 to $30,561,000 for the nine months ended June 30, 2001.

Segment Information

     The Company’s reportable segments are strategic business units that offer different services. The Company has three reportable segments: cardiac information services (“Information”), diagnostic imaging services (“Imaging”) and heart facilities and other (“Facilities”). The Information segment provides remote cardiac monitoring and testing services utilizing telephonic and Internet communication technology. The Imaging segment operates a network of imaging centers throughout the United States. The Facilities segment provides diagnostic, therapeutic and patient management services primarily associated with cardiovascular disease.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000) except that the Company does not allocate all interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The difference is due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings from continuing operations before income taxes (in thousands):

	Information		Imaging	Facilities	Total

For the three months ended June 30, 2001:

Net revenue	$9,449		$6,758	$2,054	$18,261

Total operating expenses	20,169		5,030	1,400	26,599

Segment contribution	(10,720)		1,728	654	(8,338)

Depreciation and amortization	866		399	237	1,502

Interest expense	—		33	28	61

Minority interest/other expense (income)	(17)		(134)	88	(63)

Segment profit (loss)	$(11,569	)(a)	$1,430	$301	$(9,838)

Segment assets	$42,456		$15,299	$11,356	$69,111

Capital expenditures	$625		$36	$18	$679

(a)	Includes an $11,500,000 settlement with the federal government.

	Information		Imaging	Facilities	Total

For the three months ended June 30, 2000:

Net revenue	$10,144		$5,990	$2,216	$18,350

Total operating expenses	10,959		4,366	1,408	16,733

Segment contribution	(815)		1,624	808	1,617

Depreciation and amortization	767		422	361	1,550

Interest expense	—		67	59	126

Minority interest/other expense (income)	(178)		(47)	158	(67)

Segment profit (loss)	$(1,404	)(a)	$1,182	$230	$8

Segment assets	$38,953		$15,026	$35,198	$89,177

Capital expenditures	$591		$139	$122	$852

(a)	Includes a $2,000,000 provision for OIG investigation expenses.

	Information		Imaging	Facilities	Total

For the nine months ended June 30, 2001:

Net revenue	$28,668		$19,250	$5,737	$53,655

Total operating expenses	39,229		14,284	3,988	57,501

Segment contribution	(10,561)		4,966	1,749	(3,846)

Depreciation and amortization	2,580		1,232	813	4,625

Interest expense	—		161	90	251

Minority interest/other expense (income)	(16)		(173)	109	(80)

Segment profit (loss)	$(13,125	)(a)	$3,746	$737	$(8,642)

Segment assets	$42,456		$15,299	$11,356	$69,111

Capital expenditures	$1,924		$138	$98	$2,160

(a)	Includes a $2,000,000 provision for OIG investigation expenses and an $11,500,000 settlement with the federal government.

	Information		Imaging	Facilities	Total

For the nine months ended June 30, 2000:

Net revenue	$31,149		$16,843	$6,862	$54,854

Total operating expenses	28,551		12,476	4,519	45,546

Segment contribution	2,598		4,367	2,343	9,308

Depreciation and amortization	2,269		1,255	1,146	4,670

Interest expense	—		208	178	386

Minority interest/other expense (income)	(193)		(127)	229	(91)

Segment profit	$522	(a)	$3,031	$790	$4,343

Segment assets	$38,953		$15,026	$35,198	$89,177

Capital expenditures	$2,290		$694	$152	$3,136

(a)	Includes a $2,000,000 provision for OIG investigation expenses.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Segment profit (loss)	$(9,838)	$8	$(8,642)	$4,343

Unallocated amounts:

Corporate general and administrative	1,072	1,060	2,980	3,118

Corporate depreciation and amortization	101	85	303	253

Corporate interest expense	240	396	1,081	1,081

Corporate other expense (income)	(13)	(47)	(290)	(90)

Loss from continuing operations before income taxes	$(11,238)	$(1,486)	$(12,716)	$(19)

Business Environment and Future Results

     The Company’s future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company’s control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company’s revenues are derived from Medicare, HMOs, commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. The Company’s Pacing revenue has been favorably impacted for the period January 1, 1998 to December 31, 1998 due to an increase in Medicare reimbursement rates effective on January 1, 1998. However, a slight decrease in these rates became effective on January 1, 1999, thereby having a negative effect on Pacing revenue for calendar 1999. There was a slight increase in Medicare reimbursement rates effective January 1, 2000 and again effective January 1, 2001. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

     From time to time, Congress considers legislation to reduce Medicare and Medicaid expenditures. Future legislation of this type could have a material adverse effect on the Company’s business, financial condition and operating results. Governmental agencies promulgate regulations which mandate changes in the method of delivering services which could have a material adverse effect on the Company’s business.

     An element of the Company’s strategy is to expand, in part, through acquisitions and investments in complementary healthcare businesses. The implementation of this strategy may place significant strain on the Company’s administrative, operational and financial resources and increase demands on its systems and controls. There can be no assurances that businesses acquired by the Company, in the future, will be integrated successfully and profitably into the Company’s operations, that suitable acquisitions or investment opportunities will be identified, or that any such transactions can be consummated.

     Providers of healthcare services are subject to numerous federal, state and local laws and regulations that govern various aspects of their business. There can be no assurance that the Company will be able to obtain regulatory approvals that may be required to expand its services or that new laws or regulations will not be enacted or adopted that will have a material adverse effect on the Company’s business, financial condition or operating results.

     The healthcare businesses in which the Company is engaged are highly competitive. The Company expects competition to increase as a result of ongoing consolidations and cost-containment pressures, among other factors.

     The trading price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in the Company’s operating results, shortfalls in such operating results from levels forecasted by securities analysts and other events or factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, legislative or regulatory developments, economic news and other external factors may have a significant impact on the market price of healthcare stocks.

Liquidity and Capital Resources

     At June 30, 2001 the Company had working capital of $14,513,000 ($30,300,000 before deducting the outstanding amount under the Company’s line of credit and the current portion of the debt related to the settlement with the federal government of $12,287,000 and $3,500,000; respectively), compared to $32,387,000 at September 30, 2000. At June 30, 2001, the Company had cash and temporary cash investments of $6,908,000.

     In connection with the settlement of the OIG investigation, the Company made an initial payment of $1,000,000 in July 2001.

     The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first few months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company’s second and third fiscal quarters, with the collection of these receivables occurring primarily during the subsequent fourth fiscal quarter.

     On December 15, 2000, the Company’s line of credit agreement with two banks was amended to reduce the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank’s prime rate plus 50 basis points, at the option of the Company, and the date for repayment was extended to October 1, 2001. A new non-financial covenant was added which states any civil financial settlement in excess of $1,000,000 and/or criminal charges relating to the ongoing OIG investigation would constitute an event of default. On March 16, 2001, the line of credit was further reduced to $14,900,000 in connection with the sale of the Company’s subsidiary HFHI.

     Consistent with the terms of the December 2000 amendment to the line of credit agreement, the available line of credit balance was further reduced by $2,500,000 on June 30, 2001 to $12,400,000.

     The Company is currently negotiating with the banks to restructure the line, including the extension of maturity. The Company is also exploring alternative financing.

     The Company is currently in default of certain of its new covenants in connection with its line of credit. The Company has requested a waiver from the banks. If the banks do not grant the waiver, the banks have the right to demand payment in full of the outstanding balance. See “Part II, Item 3. — Defaults Upon Senior Securities.”

     The Company’s long-term capital requirements will depend on numerous factors, including the rate at which the Company develops new products and services and acquires other businesses, if any. The Company’s ability to meet its working capital and capital expenditure needs for the next twelve months is dependent upon its ability to restructure its current financing and achieve profitability.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     The Company is exposed to market risk from interest rate fluctuations because it uses variable rate debt to finance working capital requirements. The Company does not believe that there is any material market risk exposure with respect to other financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Raytel Cardiac Services, Inc., or “RCS,” a wholly-owned subsidiary of Raytel, was the subject of a grand jury investigation being conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”). On June 23, 2000, the OIG and other federal agents executed a search warrant for information concerning unspecified allegations of impropriety in RCS’ business practices related to Medicare-covered services. Subsequently, subpoenas were served on RCS for the production of additional documents, and RCS employees and contractors were subpoenaed to provide documents and testimony before the grand jury.

     RCS has reached agreement with the federal government to end the investigation into its pacemaker operations and Medicare billing practices. In return for the federal government ceasing any further investigation into its pacemaker operations and any additional potential criminal charges, the subsidiary pleaded guilty on June 25, 2001 in U.S. District Court in Hartford Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, the registrant and Raytel Cardiac Services have reached an agreement in principle with the government to settle civil claims relating to this matter. Under the criminal and civil settlements, the subsidiary would pay a total of $11.5 million to the government over a five year period and enter into a Corporate Integrity Agreement. Other product lines offered by the subsidiary have not been under investigation and are not affected by this agreement. Raytel will guarantee the payment owed by its subsidiary associated with the agreement.

     In connection with the investigation, Raytel is confirming its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such confirmation, Raytel held Medicare reimbursement checks received subsequent to June 23, 2000 in payment of invoices for pacemaker monitoring services and established an escrow account for funds inadvertently deposited with respect to such services. In addition, Raytel suspended billing for such services. The checks are being deposited, the cash released from escrow, and additional bills sent, only after the affected patients’ records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and escrowed funds was approximately $855,000 as of June 30, 2001.

     Raytel has internal procedures in place designed to assure compliance by Raytel and its subsidiaries with applicable laws and governmental regulations, including Medicare reimbursement laws. RCS has incurred, and expects to continue to incur, substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $4,000,000 to cover the estimated amount of these expenses. Expenses in excess of the reserve, if any, will adversely affect operating results in future periods. The investigation and the related internal review diverted, and may continue to divert, the efforts and attention of some of RCS’ management and administrative personnel.

     Raytel and its subsidiaries are parties to other litigation and claims arising out of its ongoing business operations. Raytel believes that none of these matters, either individually or in the aggregate, are likely to have a material adverse effect on its business, financial condition or operating results.

Item 3. Defaults Upon Senior Securities

     The Company is currently in default of certain of its financial covenants in connection with its $12,400,000 revolving line of credit with two banks. These covenants require the Company to maintain certain financial ratios. The Company has requested a waiver from the banks. If the banks do not grant the waiver, the banks have the right to terminate the credit facility and demand payment in full of the outstanding balance. The amount outstanding under the credit line as of June 30, 2001 was $12,287,000.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company’s annual meeting of stockholders was held on May 9, 2001.

b.	The following persons nominated by management were elected to serve as directors:

	Shares

Name	For	Withheld

Richard F. Bader	6,006,826	1,098,396

Allan Zinberg	6,070,373	1,034,849

The following directors remained in office; Thomas J. Fogarty, M.D., Gene Miller and Mary M. Lampe (Ms. Lampe resigned as a director in June 2001).

c.	The following additional matters voted upon at the meeting and the results of the voting were as follows:

1.	To ratify the appointment of Arthur Andersen LLP as the independent accountants of the Company for the fiscal year ending September 30, 2001.

Shares

For	Against	Abstain

7,076,922	9,500	18,800

2.	To approve the amendment to the certificate of incorporation to effect a reverse split of the Company’s Outstanding Common Stock by a ratio of between one-for-two and one-for-four.

Shares

For	Against	Abstain

5,466,353	1,616,923	21,946

Item 6.    Exhibits and Reports on Form 8-K

     a.         Exhibits:

                 The following exhibit is filed as a part of this Report:

Exhibit
Number	Title

3.3	Certificate of Amendment of Certificate of Incorporation.

10.69	Plea Agreement, dated June 25, 2001, resolving the government’s criminal investigation of the Company.

     b.         Reports on Form 8-K:

On May 23, 2001, the Company filed a report on Form 8-K announcing the appointment of Frank J. Abella, Jr to its Board of Directors (Mr. Abella subsequently resigned as a director in June 2001). In addition, the Board approved the implementation of a one-for-three reverse stock split of the Company’s Outstanding Common Stock.

On June 27, 2001, the Company filed a report on Form 8-K stating that Raytel Cardiac Services, a wholly-owned subsidiary of Raytel Medical Corporation, reached an agreement with the federal government to end an investigation into its pacemaker operations and Medicare billing practices.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTEL MEDICAL CORPORATION

Dated: August 10, 2001	By:	/s/ John F. Lawler, Jr.

John F. Lawler, Jr. Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Title

3.3	Certificate of Amendment of Certificate of Incorporation.

10.69	Plea Agreement, dated June 25, 2001, resolving the government’s criminal investigation of the Company.