Form 10-K
period 2001-09-30
RAYTEL MEDICAL CORP
filed 2001-12-31
CIK 1002017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)



   OF THE
 SECURITIES
EXCHANGE ACT
  OF 1934




                          COMMISSION FILE NO. 0-27186
                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq SmallCap Market on November 30, 2001, was $8,297,135.60. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of November 30, 2001, was 2,919,776.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENT                                    WHERE INCORPORATED



  Proxy Statement for the 2002 annual meeting                        Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

     Raytel Medical Corporation is a provider of healthcare services, focusing on the needs of patients with cardiovascular disease, or "CVD". We believe, based on our industry experience, that we are the leading provider of remote cardiac monitoring and testing services utilizing transtelephonic monitoring technology in the United States.

     Raytel also owns and operates four freestanding cardiovascular diagnostic facilities and two freestanding facilities that provide nuclear cardiology diagnostic services. In addition, we provide outpatient diagnostic imaging services, through operating and investment interests in nine freestanding imaging centers and two ancillary facilities associated with two of the centers. We also manage a diagnostic imaging provider network that operates in eight mid-Atlantic states.

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

RECENT CORPORATE DEVELOPMENTS

  DISPOSITION OF FLORIDA MEDICAL CLINIC

     Through its acquisition of Cardiovascular Ventures, Inc. in August 1997, Raytel acquired a 20-physician multi-specialty medical clinic located in Port St. Lucie, Florida, which was operated by Raytel's wholly-owned subsidiary, Heart & Family Health Institute of Port St. Lucie, or "HFHI." Effective January 1, 2001, Raytel completed the sale of HFHI to a new company organized by physicians practicing at HFHI, including David E. Wertheimer, M.D., who had served as President of HFHI, as well as an officer of Raytel and a member of Raytel's Board of Directors. Raytel received a cash purchase price of $8,311,000, net of transaction expenses, in exchange for all of the outstanding common stock of HFHI. Following the completion of the transaction, Dr. Wertheimer resigned as an officer and director of Raytel. Raytel's divestiture of the Port St. Lucie Clinic follows the sale of Raytel's physician practice management operations during 2000 as a part of Raytel's strategy of focusing on its core businesses of providing cardiac monitoring and testing services and operating cardiac diagnostic facilities and diagnostic imaging centers.

  REVERSE STOCK SPLIT

     On May 9, 2001, Raytel effected a one-for-three reverse split of its common stock. The reverse split was implemented to increase the per share trading price of Raytel's common stock in order to meet requirements for continued listing on the Nasdaq SmallCap Market. All of the share and per share data in this report reflect the reverse stock split.

  RESOLUTION OF INVESTIGATION BY THE U.S. DEPARTMENT OF HEALTH AND HUMAN
  SERVICES

     Raytel's wholly-owned subsidiary, Raytel Cardiac Services, or "RCS", was the subject of a grand jury investigation begun in June 2000 and conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the U.S. Department of Health and Human Services, or the "OIG." The investigation involved allegations of improprieties in RCS' transtelephonic pacemaker monitoring operations and its billing practices related to Medicare-covered services. In June 2001, RCS reached an agreement with the federal government to resolve the issues which were the subject of the investigation. In accordance with that agreement, RCS plead guilty to a charge of obstructing a criminal investigation. In addition, in September 2001, RCS entered into a settlement agreement with the government to resolve related civil claims. Under the criminal and civil settlements, RCS agreed to pay a total of $11,500,000 to the government over a five-year period. See "Item 3. Legal Proceedings."

  CONSIDERATION OF STRATEGIC ALTERNATIVES

     In October 2001, Richard F. Bader, Raytel's Chairman and Chief Executive Officer, Albert J. Henry, an investor and former director of Raytel, and RT Acquisition Group, Inc., or "RTA," an entity formed by Messrs. Bader and Henry, filed a Schedule 13-D with the Securities and Exchange Commission to announce that the were evaluating the feasibility of entering into discussions regarding a possible acquisition of Raytel by RTA. On December 18, 2001, this group amended its filing to disclose that Balfour LLC, an entity controlled by Rory Riggs, a Raytel stockholder, had agreed to act in concert with the other filing stockholders for the purpose of submitting a non-binding proposal regarding a possible acquisition of Raytel by RTA. The filing also disclosed a proposal by RTA to acquire all of the outstanding shares of common stock of Raytel not owned by Messrs. Bader, Henry, and Riggs and RTA and Balfour LLC (collectively, the "RTA Bidding Group").

     Raytel's Board of Directors has appointed a Special Committee consisting of independent directors Gene I. Miller and Allan Zinberg to act on the Board's behalf with respect to any proposal made by the RTA Bidding Group. The Special Committee has engaged Houlihan, Lokey, Howard & Zukin Capital, Inc. to serve as financial advisors to the Special Committee with respect to the proposal and any potential alternative transactions and also has engaged counsel to advise the Special Committee.

     Raytel's Board of Directors, on the recommendation of the Special Committee and with Mr. Bader abstaining, has granted to the RTA Bidding Group a limited waiver under the triggering provisions of the Rights Agreement dated as of August 14, 1998 between Raytel and BankBoston, N.A. to the extent necessary to permit the RTA Bidding Group to evaluate, prepare, negotiate and finance a potential acquisition of Raytel. The waiver under the Rights Agreement is conditioned upon the RTA Bidding Group and its affiliates both holding less than 25% of the beneficial ownership of the outstanding common stock of the Company and not acquiring additional securities of Raytel. For stockholders outside the RTA Bidding Group, or in the event that the RTA Bidding Group violates the conditions to the limited waiver, the triggering level under the Rights Agreement remains ownership of 15% or more of Raytel's outstanding shares without the prior approval of Raytel's Board of Directors.

     In addition, on December 6, 2001, the Special Committee of the Board of Directors and RTA entered into a letter agreement under which Raytel agreed to advance $75,000 to RTA to reimburse RTA for certain expenses incurred by RTA in connection with a potential transaction, including the expenses of RTA's financial advisers and counsel. The expense reimbursement is refundable by RTA to Raytel only in the event that RTA acts in concert with another party who is in the Company's industry, or an affiliate of such a party.

     The Special Committee has advised Raytel that its financial advisors have recently received additional confidential, non-binding expressions of interest to acquire Raytel from unaffiliated third parties who, unlike the RTA Bidding Group, are not subject to the beneficial ownership disclosure requirements under federal securities laws applicable to stockholders or groups of stockholders who hold in excess of 5% of Raytel's outstanding common stock and who, accordingly, have not made public their expressions of interest. The Special Committee has also advised Raytel that it is undertaking a review of all the expressions of interest, each of which is subject to various conditions.

     There is no present agreement between any member of the bidding parties and Raytel with regard to any acquisition transaction. There can be no assurance that the Special Committee will recommend to the Board any acquisition proposal, or that any acquisition proposal, if recommended by the Special Committee and approved by the Board, will be consummated.

     In the absence of any subsequent event that would cause the Company to make a different determination, Raytel does not currently intend to announce the outcome of the Special Committee's deliberations until either a definitive agreement has been entered into or the Special Committee has discontinued its work.

OVERVIEW OF CARDIOVASCULAR DISEASE AND ITS TREATMENT

     Cardiovascular disease is the leading cause of death in the United States and represents the highest percentage of hospital patient days of stay. CVD is a category of illnesses that generally develop progressively, and in many cases asymptomatically, over a number of years. As a result, CVD frequently goes undiagnosed until the patient suffers an acute episode such as a stroke or heart attack. CVD manifests itself in a number of disease states, such as atherosclerosis, electrophysiological defects, valvular dysfunction, congestive heart failure, hypertension and congenital defects. Based upon 1998 data, the American Heart Association estimates that approximately 60.8 million people in the United States suffer from one or more forms of CVD. According to the AHA's estimates, CVD claimed approximately 950,000 lives in 1998, representing 40.6% of all deaths. According to the AHA, the risk of developing coronary heart disease after the age of 40 is 49% for men and 32% for women. Due to the aging of the United States population, Raytel believes that the need for medical services to diagnose and treat CVD will continue to increase significantly in the future.

BUSINESS STRATEGY

     Our principal objective is to maintain and extend our leadership position as a provider of cardiac transtelephonic monitoring and testing services. We are pursuing this objective through the following strategies:

     Expand Raytel's Telemedical Business. We intend to utilize our technology and expertise to address additional transtelephonic applications in the treatment and management of cardiac patients and thereby widen the range of services that Raytel offers.

     Develop Affiliations with Providers. We intend to expand our telemedical business in cooperation with cardiology groups and hospitals with a reputation for the delivery of high quality services among referring primary care physicians and the general population in the communities that they serve.

     Expand Managed Care Relationships. We believe that interaction with managed care organizations will become an increasingly important element in the provision of cardiac care, including care for Medicare patients, and that third-party payors will increasingly prefer to contract with providers offering a wide range of cardiovascular services provided on a multi-state or regional basis. We actively market our existing healthcare services to managed care plans and provide value added services.

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

  CARDIAC EVENT DETECTION SERVICE

     Raytel operates the Cardiac Event Detection Service, or "CEDS," which tests and documents transtelephonically an ambulatory patient's cardiac rhythm irregularities while the patient is experiencing symptoms. CEDS testing aids in the diagnosis of transient cardiac arrhythmias, including atrial and ventricular abnormalities, such as tachycardia, which causes the heart to beat at an abnormally rapid and potentially life threatening rate. During the fiscal year ended September 30, 2001, we tested approximately 34,000 patients for potential transient arrhythmic events.

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

  HOLTER MONITORING SERVICES

     We believe, based on our industry experience, that we are the largest provider of Holter monitoring services in the United States. Holter monitoring tests and documents an ambulatory patient's cardiac rhythm irregularities while the patient is fitted with a recording device, with leads attached to the patient's chest, typically for a single 24-hour period. Should Holter monitoring or other testing procedures fail to detect an arrhythmia event in a symptomatic patient, the patient's physician often will refer the patient to an event detection service such as CEDS. Raytel processed approximately 48,000 Holter monitoring tapes during fiscal 2001.

  IMPLANTABLE CARDIOVERTER DEFIBRILLATORS

     In November 1999, Raytel and St. Jude Medical, Inc. announced the launch of the Housecall transtelephonic monitoring system, the first commercially available system capable of downloading a complete set of diagnostic data from an implantable cardioverter-defibrillator, or ICD, over the telephone. ICDs are pacemaker-like devices that can sense ventricular tachyarrhythmias (life-threatening fast heart rates) and automatically deliver an electrical shock to restore a normal rhythm. The number of times the ICD was activated is also monitored. Previously, patients with ICDs were required to return to the physician's office on a routine basis in order to have the ICD's battery tested and for an examination of the ICD system integrity. The Housecall system will reduce the frequency of physician office visits by extending the transtelephonic monitoring procedures presently used for pacemakers to ICDS. The new system enables trained technicians to interrogate the device's memory and transmit stored data as well as real-time clinical and technical information on the patient's cardiac activity and ICD status. The test results are interpreted by trained technicians and a comprehensive report is communicated to the patient's physician for clinical evaluation. Under an exclusive agreement with St. Jude Medical, Raytel manufactures the initial version of the Housecall transmitters and receiving units and monitors St. Jude ICD patients using Housecall.

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

RAYTEL CARDIOVASCULAR FACILITIES

     Raytel currently operates four freestanding cardiovascular diagnostic facilities. Two of our cardiovascular diagnostic facilities are located in Texas and two are located in Louisiana. Raytel also provides consulting services to a hospital relating to its on-site heart center and leases cardiac catheterization equipment and related leasehold improvements to the hospital.

  CARDIOVASCULAR DIAGNOSTIC FACILITIES

     Raytel operates four freestanding cardiovascular diagnostic facilities which perform cardiac catheterization and related services (the "Cardiovascular Diagnostic Facilities"). Cardiac catheterization utilizes catheters and sophisticated diagnostic instruments to evaluate the functioning of the heart and the coronary arteries. A narrow, flexible tube, or catheter, is inserted through a main artery in the leg or arm and guided into the patient's coronary arteries, where a cardiologist can use the catheter to perform various tests to diagnose the nature and extent of the patient's coronary artery disease.

     The Cardiovascular Diagnostic Facilities are located in Texas and Louisiana. At each Cardiovascular Diagnostic Facility, we provide the facilities, equipment, supplies and support personnel necessary for the cardiologist to perform interventional cardiac imaging and peripheral therapeutic procedures. All of the Cardiovascular Diagnostic Facilities are owned by limited partnerships. Raytel, through a separate wholly-owned subsidiary for each limited partnership, serves as the corporate general partner which acts as the day-to-day manager of each facility. Raytel owns a majority interest in two of the facilities. Raytel also owns and operates two nuclear cardiology diagnostic facilities, formerly operated in conjunction with Cardiovascular Diagnostic Facilities.

     Physicians practicing at the Cardiovascular Diagnostic Facilities are not obligated to refer patients to or practice at these facilities and also practice at nearby hospitals.

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

     Through an affiliated medical group, Raytel and GHCH entered into an exclusive agreement for Raytel to act as the exclusive provider of cardiac surgery services at the hospital and to manage the hospital's cardiovascular surgery program. We have entered into an agreement with a leading cardiothoracic surgeon to provide the cardiac surgery services at the hospital. The initial term of the agreement coincides with the term of the consulting agreement with the hospital. Raytel, through a subsidiary, provides management services to the medical group.

RAYTEL DIAGNOSTIC IMAGING SERVICES

     Raytel provides outpatient diagnostic imaging services through operating and investment interests in nine freestanding imaging centers (the "Imaging Centers") and two ancillary facilities associated with two of the Imaging Centers. Raytel also operates the Raytel Imaging Network, a specialized preferred provider network currently consisting of 700 independent imaging centers located from Virginia to New York, including seven centers owned and managed by Raytel.

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

  RAYTEL IMAGING NETWORK

     The trends toward cost containment and managed care have resulted in changes in the patterns of patient referrals to diagnostic imaging facilities, adversely affecting the profitability of independent imaging centers and encouraging the formation of networks of independent centers. Many independent operators of diagnostic imaging facilities lack the management and marketing expertise and systems, as well as the experience in dealing with large managed care organizations, that are necessary to effectively establish and operate such networks. Our experience in dealing with a wide variety of managed care organizations and our established, centralized marketing, scheduling, billing and accounting systems provide us with the capability to establish and operate networks of independent diagnostic imaging centers. In addition, Raytel's purchasing power allows us to provide participating centers with supplies, such as contrast agents, film and other medical and technical supplies, and with equipment maintenance and other services at considerable cost savings.

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

     The Network is a preferred provider organization with participating imaging centers in the states of New Jersey, Pennsylvania, Delaware, Maryland, New York and Virginia. The Network currently provides diagnostic imaging services under referral arrangements with approximately 135 organizations administering healthcare programs covering more than 700,000 individual participants.

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

BILLING AND COLLECTION

     Our cardiac monitoring and testing operations generate a high volume of relatively low-cost services delivered to patients living throughout the United States. Raytel derives substantially all of its transtelephonic pacemaker monitoring, cardiac event detection services and Holter monitoring revenues from Medicare and other third-party payors and, in most cases, renders bills for its pacemaker monitoring services to at least two payors for each procedure. In the year ended September 30, 2001, we generated more than 780,000 bills to

Medicare and other third-party payors related to these businesses. Accordingly, our success in these businesses is substantially dependent upon the efficiency of our billing and collection systems.

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

     Due to the complexity of the billing and collection process, Raytel, like many other healthcare service providers, experiences normal payment cycles that are considerably longer than those customary in many other industries. We typically experience billing cycles of 60 to 240 days from the billing date, depending on the type and number of third-party payors, although billing cycles can be even longer in certain situations. Based upon our experience, we believe that our specialized data processing system used in billing for our pacemaker monitoring services and our extensive background in processing high volume, third-party claims serve to minimize collection cycles and the incidence of rejected claims due to incomplete or inaccurate information. In 1998, we converted our billing processing for CEDS and Holter monitoring services to a system based on commercially available software. This system has not performed to our expectations, and we are in the process of converting this segment of our billing operations back to our internally-developed system.

     Raytel also bills and collects for the Imaging Centers, the Cardiovascular Diagnostic Facilities, and the other facilities that it manages.

THIRD-PARTY REIMBURSEMENT

     Raytel derives substantially all of its revenues from Medicare, HMOs and commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers, by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing and seeking competitive bids. There can be no assurance that such measures will not adversely affect the amounts or types of services that may be reimbursable to Raytel in the future, or that the future reimbursement for any service offered by Raytel will be sufficient to cover the costs and overhead allocated to such service, either of which could have a material adverse effect on our operating results. We cannot predict with any certainty whether or when additional changes in Medicare, Medicaid or other third-party reimbursement rates or policies will be implemented. However, such future changes could have a material adverse effect on our business.

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

     On August 5, 1997, President Clinton signed the Balanced Budget Act of 1997, or the "BBA", into law. Two of the areas affected most profoundly by this law were (1) fraud and abuse, and (2) the effort of the federal government to use its purchasing power to expand health care options for Medicare beneficiaries while using pressure from increased competition to control costs. The fraud and abuse provisions build on many of the provisions that were enacted by the Health Insurance Portability and Accountability Act of 1996, or "HIPPA". In addition to the specific changes, the fraud and abuse provisions of the BBA signify an apparent shift to the Office of the Inspector General of the Department of Health and Human Services, or the "OIG," of not only enforcement power, but policy-making authority as well. In addition, the BBA broadened the authority for the HCFA to enter into contracts for providing managed care to Medicare beneficiaries by expanding the type of managed care options available to Medicare beneficiaries.

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

     Raytel's existing cardiac monitoring and testing services, diagnostic imaging services and Cardiovascular Diagnostic Facilities derive a substantial portion of their revenue from payments made under the Medicare program, and we anticipate that any future facilities or services will also derive significant revenues from these sources. In order to participate in this program, a newly-developed facility must be certified after officials administering the Medicare program in the state where the facility is located, or their designees, have conducted a survey of the facility, a process that cannot commence until the facility opens and begins providing services to patients. Once a facility is certified, it will be reimbursed by Medicare for services performed from the date on which a satisfactory survey is conducted in connection with the certification of the facility or such later date as an acceptable plan is submitted to correct any deficiencies noted in the survey. We expect that delays in the certification process may occur and may increase with the funding limitations being imposed on certifying authorities. Combined with the billing and collection cycle for Medicare reimbursement that all healthcare facilities experience, these delays could result in a three to six month working capital deficiency during the start-up phase for newly developed facilities. These working capital deficiencies will have to be funded by Raytel through working capital advances to the facilities using funds provided by operating or financing activities.

  THE STARK LAW AND MEDICARE FRAUD AND ABUSE LAWS

     Raytel is subject to a variety of laws and regulations governing the referral of patients to facilities with whom the referring physician has a financial relationship.

     Subject to certain exceptions, physicians who have a financial relationship with an entity providing healthcare services are prohibited by federal law, often referred to as the "Stark Law," from referring or admitting patients to that entity for the provision of certain designated services reimbursable under Medicare or Medicaid, as well as certain other federally assisted state healthcare programs. The entity providing healthcare services is also prohibited from presenting, or causing to be presented, a claim or bill for the designated services furnished pursuant to a prohibited referral. Possible sanctions for violations of the Stark Law include civil monetary penalties, exclusion from the Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibition. The Stark Law prohibits a physician who owns stock of a company from referring patients to the medical facilities in which such company has an ownership interest unless such company's stockholders' equity exceeds $75.0 million.

     The Stark Law was originally enacted in December 1989, and prohibited a physician (or an immediate family member of a physician) with a financial relationship with a clinical laboratory from making a referral to the clinical laboratory for the furnishing of clinical laboratory services for which payment otherwise would be made by the Medicare program. In 1993, the Stark Law was amended to expand the referral prohibition to apply to certain "designated health services." The 1993 amendments are commonly referred to as "Stark II."

     Generally, the Stark Law prohibits physicians from referring Medicare patients to facilities for "designated health services" if the physician (or immediate family member of the physician) has a financial arrangement with the entity, unless the arrangement fits within an exception. The definition of designated health services specifically includes radiology services, including MRI, CT, ultrasound and nuclear medicine. However, regulations adopted to implement the Stark Law specifically exclude "invasive" radiology, which includes cardiac catheterization, PTCA and similar imaging modalities used to guide a needle, probe or catheter accurately. Thus, the Stark Law does not prohibit physician ownership of an entity or facility which provides "invasive" radiology, such as cardiac catheterization services provided at Raytel's Cardiovascular Diagnostic Facilities.

     In addition to the limitations of the Stark Law, a number of states have laws which apply to referrals made for services reimbursed by all payors, and not simply Medicare or Medicaid. Some of these laws may extend to the services furnished by medical facilities in which Raytel has an ownership interest and, absent the availability of an exception under such laws, could prohibit physicians with ownership interests in Raytel from referring any patients to such facilities.

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

MEDICAL MALPRACTICE INSURANCE

     In general, Raytel does not, itself, engage in the practice of medicine and requires physicians performing medical services at its facilities to maintain medical malpractice insurance. Raytel's employees do not practice medicine. However, certain of our employees are involved in the delivery of healthcare services to the public under the supervision of physicians. To protect Raytel from medical malpractice claims, including claims associated with our employees' activities, Raytel, or the Ventures for which Raytel serves as general partner, maintain professional liability and general liability insurance on a "claims made" basis in amounts deemed appropriate by management based upon the nature and risks of Raytel's business. Such policies provide malpractice coverage in the amount of $1 million per occurrence with an aggregate limit of $3 million. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While we believe our insurance policies are adequate in amount and coverage for our current operations, there can be no assurance that the coverage maintained by Raytel is sufficient to cover all future claims. In addition, there can be no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future.

COMPETITION

     The healthcare service businesses in which Raytel is currently engaged are highly competitive. The restructuring of the healthcare system is leading to rapid consolidation of the existing highly fragmented healthcare delivery system into larger and more organized groups and networks of healthcare providers. We expect competition to increase as a result of this consolidation and ongoing cost containment pressures among other factors. In executing Raytel's business strategy, we compete with management services organizations, for-profit and nonprofit hospitals, HMOs and other competitors that are seeking to form strategic alliances with physicians or provide management services to physicians or to diagnostic and therapeutic facilities owned by such physicians.

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

EMPLOYEES

     As of November 30, 2001, Raytel employed approximately 600 full time equivalent employees. None of our employees are covered by collective bargaining contracts.

ITEM 2.  PROPERTIES

     The principal operations of Raytel and its subsidiaries are conducted at facilities located in Windsor, Connecticut; New York, New York; Haddonfield, New Jersey; and San Mateo, California. The Windsor facility, consisting of approximately 45,000 square feet, is occupied under a lease expiring in July 2004. The New York facility, consisting of approximately 23,300 square feet, is occupied under a lease expiring in September 2004. The Haddonfield facility, consisting of approximately 10,000 square feet, is occupied under a lease expiring in June 2002. The San Mateo facility, consisting of approximately 2,400 square feet, is occupied under a lease expiring in May 2003. In addition, through eight of its consolidated Imaging Centers, Raytel leases a total of approximately 36,000 square feet in facilities located in New York, New Jersey, California and Pennsylvania. Through its acquisition of CVI in August 1997, Raytel acquired Cardiovascular Diagnostic Facilities in Texas and Louisiana. The Ventures that operate the Cardiovascular Diagnostic Facilities lease a total of approximately 50,000 square feet in these facilities. We generally consider our properties to be in good condition and suitable for our anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

     Raytel's wholly-owned subsidiary, Raytel Cardiac Services, or "RCS", was the subject of a grand jury investigation begun in June 2000 and conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the U.S. Department of Health and Human Services, or the "OIG." The investigation involved allegations of improper practices in RCS' transtelephonic pacemaker monitoring operations and its billing practices related to Medicare-covered services. The investigation did not involve Raytel's other healthcare services, such as RCS' cardiac event detection services or Raytel's diagnostic imaging services or other cardiac-related businesses.

     In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such review, Raytel held Medicare reimbursement checks received subsequent to June 23, 2000 in payment of invoices for pacemaker monitoring services and established a special account for funds inadvertently deposited with respect to such services. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from the special account, and new billings for services performed has commenced, as most of the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and funds remaining in such special account was approximately $400,000 as of September 30, 2001.

     In June 2001, RCS reached an agreement with the federal government to resolve the issues which were the subject of the investigation. In accordance with that agreement, RCS plead guilty in U.S. District Court in Hartford, Connecticut to a charge of obstructing a criminal investigation arising out of activities related to the initial stage of the investigation in June 2000. In addition, in September 2001, RCS entered into a settlement agreement with the government to resolve related civil claims. Under the criminal and civil settlement, RCS agreed to pay a total of $11,500,000, plus interest at the rate of 7% per annum, to the government over a five-year period, and Raytel guaranteed RCS' payment obligations. As of September 30, 2001, $1,500,000 had been paid to the government. In connection with the settlement, RCS entered into a corporate integrity agreement under which it agreed that its ongoing operations would conform to specific guidelines. RCS' guilty plea did not constitute the type of conviction that would adversely affect its participation in the Medicare program or other federal healthcare programs.

     In connection with the OIG investigation and its resolution, RCS incurred substantial legal fees and other expenses. Raytel has accrued a reserve of $4,600,000 to cover the estimated amount of these expenses. Expenses in excess of this reserve, if any, will adversely affect operating results in future periods. The investigation, the related internal review and settlement negotiations with the government also diverted the efforts and attention of Raytel and RCS management and a number of RCS' administrative personnel. The impact of this diversion reduced the efficiency of RCS' pacemaker monitoring operations during the second half of fiscal 2000 and throughout fiscal 2001. Although the investigation has been concluded, implementation of the corporate integrity agreement continues to require the time and attention of RCS management and administrative personnel. In addition, RCS' guilty plea entered into under its agreement with the government constituted a default under Raytel's bank credit facility. In November 2001, Raytel entered into a new revolving credit arrangement and repaid indebtedness under its bank facility. However, RCS' guilty plea could adversely affect Raytel's ability to obtain debt or equity financing in the future.

     Raytel and its subsidiaries are parties to other litigation and claims arising out of its ongoing business operations. We believe that none of these matters, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of Raytel's fiscal year ended September 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since our initial public offering in December 1995, our common stock has traded in the Nasdaq Stock Market under the symbol "RTEL." Until February 26, 2001, our common stock traded on the Nasdaq National Market, and since that date it has traded on the Nasdaq SmallCap Market. The following table sets forth the range of high and low sales prices of our common stock (adjusted to reflect the one-for-three reverse stock split effected on May 9, 2001), as reported by Nasdaq, for the periods indicated:

                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------
                                                        2001               2000
                                                   ---------------   -----------------
                                                    HIGH     LOW      HIGH       LOW
                                                   ------   ------   -------   -------
First quarter....................................  $5.063   $1.313   $12.751   $18.157
Second quarter...................................  $3.375   $1.219   $12.376   $ 8.251
Third quarter....................................  $2.250   $1.100   $11.064   $ 4.875
Fourth quarter...................................  $8.750   $2.000   $ 5.438   $  .656

     As of September 30, 2001, there were 349 holders of record of our common stock.

     Raytel has never paid cash dividends on its capital stock. It is the present policy of Raytel to retain earnings to finance the development of its business and, therefore, we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report.

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------------------------
                                                      2001       2000       1999       1998       1997
                                                    --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATION DATA:
Revenues:
  Cardiac information services....................  $ 37,776   $ 40,782   $ 44,731   $ 46,171   $ 47,227
  Diagnostic imaging services.....................    25,694     22,652     20,143     19,977     17,610
  Heart facilities and other......................     7,798      8,887     15,047     21,246     12,156
                                                    --------   --------   --------   --------   --------
Total revenues....................................    71,268     72,321     79,921     87,394     76,993
                                                    --------   --------   --------   --------   --------
Provision for OIG investigation expenses..........     2,600      2,000         --         --         --
Settlement with federal government................    11,500         --         --         --         --
Operating costs and selling, general and
  administrative expenses.........................    62,898     61,612     64,383     69,077     59,206
Depreciation and amortization.....................     6,485      6,582      6,808      6,653      5,751
                                                    --------   --------   --------   --------   --------
Operating income (loss)...........................   (12,215)     2,127      8,730     11,664     12,036
Interest expense..................................     1,774      1,960      2,303      2,666        340
Other expense (income), net.......................      (600)      (941)    (1,099)      (783)    (3,077)
Minority interest.................................       565        602      1,000      1,273        485
                                                    --------   --------   --------   --------   --------
Income (loss) from continuing operations before
  income taxes (benefit) and extraordinary item...   (13,954)       506      6,526      8,508     14,288
Provision for income taxes (benefit)..............      (635)       173      2,543      3,304      5,715
                                                    --------   --------   --------   --------   --------
Income (loss) from continuing operations before
  extraordinary item..............................   (13,319)       333      3,983      5,204      8,573
Discontinued operations:
  Income (loss) from discontinued operations, net
     of tax (benefit).............................      (192)       830      1,371        889        812
  Loss on disposal of discontinued operations, net
     of tax benefit...............................   (19,353)    (4,965)        --         --         --
Extraordinary item, net of tax benefit............        --         --         --         --       (721)
                                                    --------   --------   --------   --------   --------
Net income (loss).................................  $(32,864)  $ (3,802)  $  5,354   $  6,093   $  8,664
                                                    ========   ========   ========   ========   ========
Basic income (loss) per share:
  Income (loss) from continuing operations........  $  (4.57)  $    .11   $   1.37   $   1.76   $   3.04
  Income (loss) from discontinued operations......     (6.70)     (1.41)       .47        .30        .29
  Loss from extraordinary item....................        --         --         --         --       (.26)
                                                    --------   --------   --------   --------   --------
     Total........................................  $ (11.27)  $  (1.30)  $   1.84   $   2.06   $   3.07
                                                    ========   ========   ========   ========   ========
Diluted income (loss) per share:
  Income (loss) from contributing operations......  $  (4.57)  $    .11   $   1.32   $   1.68   $   2.85
  Income (loss) from discontinued operations......     (6.70)     (1.41)       .46        .29        .27
  Loss from extraordinary item....................        --         --         --         --       (.24)
                                                    --------   --------   --------   --------   --------
     Total........................................  $ (11.27)  $  (1.30)  $   1.78   $   1.97   $   2.88
                                                    ========   ========   ========   ========   ========
Weighted average shares outstanding:
  Basic...........................................     2,917      2,915      2,904      2,960      2,819
                                                    ========   ========   ========   ========   ========
  Diluted.........................................     2,917      2,915      3,013      3,098      3,013
                                                    ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Total assets......................................  $ 73,229   $109,597   $117,783   $122,186   $119,421
Long-term debt and capital lease obligations(1)...    25,004     25,197     29,370     36,997     36,354
Total stockholders' equity........................    34,931     67,862     72,029     66,491     61,899

---------------

(1) Includes current portion of long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis includes a number of forward-looking statements which reflect Raytel's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed under "Business Environment and Future Results" and elsewhere in this discussion, that could cause actual results to differ materially from historical results or those anticipated. In this discussion, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     The Company generates its revenues from cardiac information services (which include telephonic monitoring services for cardiac pacemaker patients ("Pacing"), cardiac event detection services ("CEDS") and Holter monitoring), from diagnostic imaging services and from facilities providing diagnostic, therapeutic and patient management services primarily associated with cardiovascular disease.

     Since 1995, the Company has entered into a series of transactions which have expanded its heart center and physician practice management businesses. As a result, revenue has also been provided from: the Raytel Heart Center at Granada Hills ("RHCGH") beginning on February 1, 1996; the management of Southeast Texas Cardiology Associates II, L.L.P. ("SETCA") beginning on September 18, 1996 and ending on May 31, 2000; the management of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG") beginning on November 1, 1996 and ending on May 31, 2000; and Cardiovascular Ventures, Inc. ("CVI") beginning on August 15, 1997, which included the multi-specialty clinic, Heart and Family Health Institute ("HFHI") and six cardiovascular diagnostic facilities. HFHI was sold effective January 1, 2001.

     On August 15, 1997, the Company acquired all of the outstanding capital stock of CVI, of New Orleans, Louisiana. CVI managed, owned, and operated cardiovascular diagnostic facilities in Texas, Louisiana and Florida and also owned and managed HFHI in Florida. Total original consideration for the transaction consisted of cash and transaction costs of approximately $16,980,000 and 166,666 shares of Raytel's common stock. During fiscal 1998, there were additional transaction costs of approximately $280,000 and an additional 15,556 shares of the Company's Common Stock has been or will be issued. Contingent promissory notes in the aggregate principal amount of $820,000 delivered as part of the consideration were cancelled in accordance with the terms of the agreement.

     Effective March 27, 1999, the Company entered into a revised agreement with RHCGH. The new agreement results in significantly lower revenues and expenses than revenues and expenses recognized under the previous agreements.

     In November 1999, the Company filed a demand for arbitration against CCMG with JAMS/Endispute, Inc. The Company provided management services to CCMG pursuant to a long-term management services agreement entered into between the parties in November 1996. The demand for arbitration asserted that Raytel was entitled to rescission, restitution and/or damages as a result of CCMG's material breaches of the management services agreement. The arbitration was settled in fiscal 2001 with no material adverse effect to the Company.

     In order to settle a dispute and avoid protracted litigation, initiated by SETCA, effective May 31, 2000, the Company's Board of Directors approved management's plan to sell SETCA. Effective May 31, 2000, the Company sold substantially all of the assets of Raytel Nuclear Imaging-Orange, L.P. and the common stock of Raytel Texas Physicians Services, Inc. in exchange for the cancellation of promissory notes in the aggregate amount of approximately $2,300,000 payable by the Company to the physicians and the physicians' agreement to cancel existing rights to receive 40,689 shares of Raytel's common stock. Accordingly, the Company reported the results of operations of those discontinued entities and the loss on disposal as discontinued operations. The loss on disposal of $4,965,000, recorded at June 30, 2000, is net of an estimated tax benefit of approximately $3,367,000.

     From June 2000 through June 2001, Raytel was the subject of a grand jury investigation of allegations concerning certain business practices of the trans-telephonic cardiac pacemaker monitoring business conducted by Raytel Cardiac Services, Inc., a wholly-owned subsidiary of the Company ("RCS"). The investigation did not involve Raytel's other healthcare services, such as RCS' cardiac event detection services or Raytel's diagnostic imaging services or other cardiac-related businesses.

     In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such review, Raytel held Medicare reimbursement checks received subsequent to June 23, 2000 in payment of invoices for pacemaker monitoring services and established a special account for funds inadvertently deposited with respect to such services received since the date the investigation began. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from the special account, and new billings for services performed has commenced as most of the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and funds deposited in such special account was approximately $400,000 as of September 30, 2001. Since Raytel recognizes revenue when patient services are provided, neither the special account arrangement nor the deferred billing has had a direct impact on Raytel's operating results. If the Company's review discloses any patient billings that have not been fully compliant with Medicare requirements, any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $4,600,000 to cover the estimated amounts of these expenses. Additional expenses, if any, will adversely affect operating results in future periods. As of September 30, 2001, the Company had incurred legal fees and other expenses of approximately $3,945,000 related to the investigation. The remaining balance is included in "accrued other liabilities" on the Company's balance sheet. These expenses include legal fees incurred by certain employees in connection with the on-going investigation which were reimbursed by the Company in accordance with the requirements of Delaware Law and the Company's By-Laws.

     In June 2001, RCS reached an agreement with the federal government to resolve the issues that were the subject of the investigation. In accordance with that agreement, on June 25, 2001, RCS plead guilty in U.S. District Court in Hartford, Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, in September 2001, the Company and RCS entered into an agreement with the government to resolve related civil claims. Under the criminal and civil settlements, RCS agreed to pay a total of $11,500,000 to the government over a five year period, with interest of 7% per annum on the unpaid balance, and Raytel guaranteed RCS payment obligations. RCS also entered into a corporate integrity agreement under which it agreed that its ongoing operations would conform to specified guidelines. As of September 30, 2001, $1,500,000 had been paid to the government, and the next payment of $2,000,000 is due in June 2002. RCS' guilty plea did not constitute the type of conviction that would adversely affect its participation in the Medicare program or other federal healthcare programs.

     The investigation, the related internal compliance review, and settlement negotiations with the government diverted the efforts and attention of a number of Raytel's management and administrative personnel. The impact of this diversion reduced the efficiency of RCS' pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarter ended September 30, 2000, and throughout the fiscal year ended September 30, 2001. Although the investigation has been concluded, implementation of the corporate integrity agreement continues to require the time and attention of Raytel and RCS management and a number of RCS' administrative personnel. In addition, RCS' guilty plea entered into under its agreement with the government constituted a default under Raytel's bank credit facility. In November 2001, Raytel entered into a new revolving line of credit arrangement and repaid indebtedness under its bank facility. However, RCS' guilty plea could adversely affect Raytel's ability to obtain debt or equity financing in the future.

     In March 2001, effective January 1, 2001, the Company completed the sale of its wholly-owned subsidiary, HFHI, to a new company organized by physicians practicing at HFHI, including David Wertheimer, M.D., who had served as President of the subsidiary as well as an officer of Raytel and a member of Raytel's Board of Directors. Raytel received a cash purchase price of $8,311,000, net of transaction expenses, in exchange for all of the common stock of HFHI. Approximately $1,234,000 of the proceeds was used to pre-pay leases for equipment used at the HFHI facility, $5,100,000 was used to reduce the indebtedness under the Company's bank credit facility and the balance was used for working capital purposes. The Company reported the results of operations of HFHI and the loss on disposal as discontinued operations for all applicable periods presented. The loss on disposal of $19,353,000 represents a one-time non-cash charge, consisting primarily of the write-off of intangible assets. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company has not provided for any tax benefit that may result from this transaction.

     On May 9, 2001, the Board of Directors effected a one-for-three reverse split of the Company's common stock. The accompanying consolidated financial statements reflect such reverse stock split for all periods presented.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain data derived from the Consolidated Statements of Operations as a percentage of total revenues:

                                                                FISCAL YEAR ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Total revenues..............................................  100.0%  100.0%  100.0%
Operating costs and selling, general and administrative
  expenses..................................................   88.3    85.2    80.6
OIG investigation expenses and settlement...................   19.8     2.8      --
Depreciation and amortization...............................    9.1     9.1     8.5
                                                              -----   -----   -----
Operating income (loss).....................................  (17.2)    2.9    10.9
Interest expense and other expense (income).................    1.6     1.4     1.5
Minority interest...........................................     .8      .8     1.2
                                                              -----   -----   -----
Income (loss) from continuing operations before income taxes
  (benefit).................................................  (19.6)     .7     8.2
Provision for income taxes (benefit)........................    (.9)     .2     3.2
                                                              -----   -----   -----
Income (loss) from continuing operations....................  (18.7)     .5     5.0
Discontinued operations.....................................  (27.4)   (5.7)    1.7
                                                              -----   -----   -----
Net income (loss)...........................................  (46.1)%  (5.2)%   6.7%
                                                              =====   =====   =====

  FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

     Revenues. For the fiscal year ended September 30, 2001, total revenues were $71,268,000 compared to $72,321,000 for fiscal 2000, representing a decrease of $1,053,000, or 1.5%.

     Cardiac information services revenues were $37,776,000 in fiscal 2001, compared to $40,782,000 in fiscal 2000, a decrease of $3,006,000, or 7.4%. The decrease in revenues for cardiac information services was due primarily to lower revenues from Pacing as a result of lower test volumes and lower average selling prices. Diagnostic imaging services revenues were $25,694,000 in fiscal 2001, compared to $22,652,000 in fiscal 2000, an increase of $3,042,000, or 13.4%, due primarily to increases in revenue at certain centers and the imaging network resulting from increases in patient volumes. Heart facilities and other revenues were $7,798,000 in fiscal 2001, compared to $8,887,000 in fiscal 2000, a decrease of $1,089,000, or 12.3%, due primarily to lower revenues at certain cardiovascular diagnostic facilities as a result of restructuring the operating agreements for these facilities to conform to new regulations and the termination of an agreement with Baptist Hospital of Beaumont, Texas.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $1,286,000, or 2.1% (excluding the provision for OIG investigation expenses and the settlement with the federal government), from $61,612,000 in fiscal 2000 to $62,898,000 in fiscal 2001 due primarily to higher expenses at diagnostic imaging services partially offset by decreases in costs and expenses at cardiac information services and heart facilities and other. Operating costs and selling, general and administrative expenses (excluding the provision for OIG investigation expenses and the settlement with the federal government) as a percentage of total revenues increased from 85.2% in fiscal 2000 to 88.3% in fiscal 2001.

     Provision for OIG Investigation Expenses. The Company provided $2,600,000 and 2,000,000 for expected expenses associated with the OIG investigation for the fiscal years ended September 30, 2001 and 2000, respectively.

     Settlement with Federal Government. The Company recorded a one-time charge of $11,500,000 in June 2001 related to the settlement of criminal and civil proceedings entered into between its subsidiary, Raytel Cardiac Services, and the federal government.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $97,000, or 1.5%, from $6,582,000 in fiscal 2000 to $6,485,000 in fiscal 2001 but remained at 9.1% as a percentage of total revenues for both fiscal 2000 and 2001.

     Operating Income (Loss). As a result of the foregoing factors, the Company had operating income of $2,127,000 in fiscal 2000 compared to an operating loss of $12,215,000 in fiscal 2001.

     Interest Expense. Interest expense decreased by $186,000, or 9.5%, from $1,960,000 in fiscal 2000 to $1,774,000 in fiscal 2001 due primarily to a decrease in the average amount of debt outstanding and, to a lesser extent, a decline in interest rates.

     Other Expense (Income). Other income decreased by $341,000 from $941,000 for fiscal 2000 to $600,000 for fiscal 2001 due primarily to a series of insignificant items.

     Minority Interest. Minority interest decreased by $37,000 from $602,000 in fiscal 2000 to $565,000 in fiscal 2001 due primarily to decreased income in certain cardiovascular diagnostic facilities.

     Income Taxes (Benefit). The provision for income taxes decreased by $808,000 from income taxes of $173,000 in fiscal 2000 to an income tax benefit of $635,000 in fiscal 2001 as a result of decreased taxable income.

     Income (Loss) from Continuing Operations. As a result of the foregoing factors, the Company recorded income from continuing operations of $333,000 in fiscal 2000 compared to a loss from continuing operations of $13,319,000 in fiscal 2001.

     Discontinued Operations. Income from operations of a discontinued segment decreased by $1,022,000 from income of $830,000 in fiscal 2000 to a loss of $192,000 in fiscal 2001, net of tax. The loss on disposal of a discontinued segment increased from $4,965,000 (net of an estimated tax benefit of $3,367,000) to $19,353,000. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the $19,353,000 loss, the Company has not provided for any tax benefit that may result from the HFHI transaction.

     Net Loss. As a result of the foregoing factors, the Company incurred a net loss of $32,864,000 in fiscal 2001 compared to $3,802,000 in fiscal 2000.

  FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

     Revenues. For the fiscal year ended September 30, 2000, total revenues were $72,321,000 compared to $79,921,000 for fiscal year 1999, representing a decrease of $7,600,000, or 9.5%.

     Cardiac information services revenues were $40,782,000 in fiscal 2000, compared to $44,731,000 in fiscal 1999, a decrease of $3,949,000, or 8.8%. The decrease in revenues for cardiac information services was due primarily to lower revenues from Pacing and CEDS as a result of lower test volumes. Diagnostic imaging services revenue was $22,652,000 in fiscal 2000, compared to $20,143,000 in fiscal 1999, an increase of $2,509,000, or 12.5%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $8,887,000 in fiscal 2000, compared to

$15,047,000 in fiscal 1999, a decrease of $6,160,000, or 40.9%, due primarily to lower revenue at RHCGH due to the amended agreement and, to a lesser extent, lower revenue at certain cardiovascular diagnostic facilities.

     Operating Expenses. Operating costs and selling, general and administrative expenses decreased by $2,771,000, or 4.3% (excluding the provision for OIG investigation expenses), from $64,383,000 in fiscal 1999 to $61,612,000 in fiscal 2000 due primarily to lower expenses at RHCGH due to the amended agreement, partially offset by increases in costs and expenses in diagnostic imaging services and cardiac information services. Operating costs and selling, general and administrative expenses (excluding the provision for OIG investigation expenses) as a percentage of total revenues increased from 80.6% in fiscal 1999 to 85.2% in fiscal 2000.

     Provision for OIG Investigation Expenses. The Company provided $2,000,000 for expected expenses associated with the OIG investigation in fiscal 2000.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $226,000, or 3.3%, from $6,808,000 in fiscal 1999 to $6,582,000 in fiscal 2000 and increased as a percentage of revenues from 8.5% in fiscal 1999 to 9.1% in fiscal 2000.

     Operating Income. As a result of the foregoing factors, operating income decreased by $6,603,000, or 75.6%, from $8,730,000 in fiscal 1999 to $2,127,000 in fiscal 2000.

     Interest Expense. Interest expense decreased by $343,000, or 14.9%, from $2,303,000 in fiscal 1999 to $1,960,000 in fiscal 2000 due primarily to a decrease in the average amount of debt outstanding.

     Other Expense (Income). Other income decreased by $158,000 from $1,099,000 for fiscal 1999 to $941,000 for fiscal 2000 due primarily to a series of insignificant items.

     Minority Interest. Minority interest decreased by $398,000 from $1,000,000 in fiscal 1999 to $602,000 in fiscal 2000 due primarily to decreased income in certain cardiovascular diagnostic facilities.

     Income Taxes. The provision for income taxes decreased by $2,370,000, or 93.2%, from $2,543,000 in fiscal 1999 to $173,000 in fiscal 2000 as a result of decreased taxable income.

     Income from Continuing Operations. As a result of the foregoing factors, income from continuing operations decreased by $3,650,000, or 91.6%, from $3,983,000 in fiscal 1999 to $333,000 in fiscal 2000.

     Discontinued Operations. Income from operations of a discontinued segment decreased by $541,000 from $1,371,000 in fiscal 1999 to $830,000 in fiscal 2000, net of tax. The loss on disposal of the discontinued segment of $4,965,000 is net of an estimated tax benefit of $3,367,000.

     Net Income (Loss). As a result of the foregoing factors, the Company incurred a net loss of $3,802,000 in fiscal 2000 versus net income of $5,354,000 in fiscal 1999.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

     The Company's future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond the Company's control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of the Company's revenues are derived from Medicare, HMOs, commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing and seeking competitive bids. Revenue from the Company's Pacing operations during the last three fiscal years has been negatively impacted by Medicare reimbursement rate reductions. Reimbursement rate reductions applicable to the Company's Pacing procedures became effective on January 1, 1999 and had a negative effect on Pacing revenue for calendar year 1999. There was a slight increase in Medicare reimbursement rates effective January 1, 2000 and again effective January 1, 2001; however, a decrease is expected effective January 1, 2002. The Company cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to the Company, or that future reimbursement of any service offered by the Company will be sufficient to cover the costs and overhead allocated to such service.

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

     An element of the Company's strategy is to expand, in part, through acquisitions and investments in complementary healthcare businesses. The implementation of this strategy may place significant strain on the Company's administrative, operational and financial resources and increase demands on its systems and controls. There can be no assurances that businesses acquired by the Company, in the future, will be integrated successfully and profitably into the Company's operations, that suitable acquisitions or investment opportunities will be identified, or that any such transactions can be consummated.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had working capital of $12,942,000, compared to $32,387,000 at September 30, 2000. At September 30, 2001, the Company had cash and temporary cash investments of $6,495,000.

     In connection with the settlement of the OIG investigation, the Company made payments of $1,500,000 through September 30, 2001.

     The Company batch-bills Medicare insurance carriers for most cardiac testing services performed during the first few months of each calendar year. This practice results in a temporary build-up of accounts receivable during the Company's second and third fiscal quarters, with the collection of these receivables occurring primarily during the subsequent fourth fiscal quarter.

     On December 15, 2000, the Company's line of credit agreement with two banks was amended to reduce the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank's prime rate plus 50 basis points, at the option of the Company, and the date for repayment was extended to October 1, 2001. A new non-financial covenant was added under which any civil financial settlement in excess of $1,000,000 or any criminal charges relating to the ongoing OIG investigation would constitute an event of default. On March 16, 2001, the line of credit was further reduced to $14,900,000 in connection with the sale of the Company's HFHI subsidiary.

Consistent with the terms of the December 2000 amendment to the line of credit agreement, the line of credit was further reduced by $2,500,000 on June 30, 2001 to $12,400,000.

     At September 30, 2001, there was approximately $12,300,000 outstanding under the line of credit. The line matured on October 1, 2001 and, therefore, indebtedness outstanding under the line as of September 30, 2001 was classified as a current liability on the Company's balance sheet. In addition, at that date, the Company was in default of certain of its covenants under the credit agreement (including the new covenants relating to the disposition of the OIG investigation).

     In November 2001, the Company entered into a new two-year revolving credit facility with Healthcare Business Credit Corporation under which it may borrow up to $15,000,000. Loans under the facility will bear interest at prime plus 1% per annum and will be secured by accounts receivable, inventories, capital equipment and other assets of Raytel and certain of its subsidiaries and affiliated entities. Raytel used the proceeds of the new facility to repay outstanding indebtedness of approximately $12,300,000 under the bank credit line that matured on October 1, 2001.

     The Company's long-term capital requirements will depend on numerous factors, including the rate at which the Company develops new products and services and acquires other businesses, if any. The Company's ability to meet its working capital and capital expenditure needs for the next twelve months is dependent upon its ability to achieve profitability. The Company may require additional capital if, for example, it were to experience operating losses or if it were to pursue one or more business acquisitions. The Company cannot be certain that additional financing will be available when required, or at all. RCS' guilty plea pursuant to the settlement agreement entered into with the federal government in September 2001 could adversely affect Raytel's ability to obtain debt or equity financing in the future.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Financial Statements on page F-1.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of September 30, 2001 and 2000

     Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     Supplementary Data: Quarterly Financial Data (unaudited)

     2. FINANCIAL STATEMENT SCHEDULES:

     Report of Independent Public Accountants

     Schedule II -- Valuation and Qualifying Accounts

     3. EXHIBITS:

     The exhibits which are filed with this report, or incorporated herein by reference, are set forth in the Exhibit Index, which immediately follows the financial statements.

(b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 2001

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 2001                       RAYTEL MEDICAL CORPORATION

                                                          By: /s/ RICHARD F. BADER
                                               ----------------------------------------------
                                                              Richard F. Bader
                                                   Chairman of the Board of Directors and
                                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated.

                  SIGNATURE                                  TITLE                      DATE
                  ---------                                  -----                      ----




            /s/ RICHARD F. BADER                   Chairman of the Board of       December 28, 2001
  -----------------------------------------      Directors and Chief Executive
             (Richard F. Bader)                  Officer (Principal Executive
                                                           Officer)




           /s/ JOHN F. LAWLER, JR.                 Vice President and Chief       December 28, 2001
  -----------------------------------------      Financial Officer (Principal
            (John F. Lawler, Jr.)                  Financial and Accounting
                                                           Officer)




             /s/ GENE I. MILLER                            Director               December 28, 2001
  -----------------------------------------
              (Gene I. Miller)




              /s/ ALLAN ZINBERG                            Director               December 28, 2001
  -----------------------------------------
               (Allan Zinberg)

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
  CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.........................  F-2
  Consolidated Balance Sheets...............................  F-3
  Consolidated Statements of Operations.....................  F-4
  Consolidated Statements of Changes in Stockholders'
     Equity.................................................  F-5
  Consolidated Statement of Cash Flows......................  F-6
  Notes to Consolidated Financial Statements................  F-7
Supplemental Data: Selected Quarterly Financial
  Information...............................................  F-20
Supplemental Data: Percentage of Consolidated Revenue by
  Segment...................................................  F-21
Report of Independent Accountants on Schedule II to the
  Consolidated Financial Statements.........................  F-22
Schedule II to the Consolidated Financial Statements:
  Valuation and Qualifying Accounts.........................  F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Raytel Medical Corporation:

     We have audited the accompanying consolidated balance sheets of Raytel Medical Corporation and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raytel Medical Corporation and Subsidiaries as of September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Hartford, Connecticut
November 29, 2001

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (000'S OMITTED)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,095   $  7,201
  Cash held for special purpose.............................       400      1,580
                                                              --------   --------
       Total cash...........................................     6,495      8,781
  Receivables, net..........................................    31,404     36,840
  Prepaid expenses and other................................     2,485      2,597
                                                              --------   --------
       Total current assets.................................    40,384     48,218
Property and equipment, less accumulated depreciation and
  amortization..............................................    14,187     19,651
Intangible assets, less accumulated amortization............    18,590     41,672
Other assets................................................        68         56
                                                              --------   --------
       Total assets.........................................  $ 73,229   $109,597
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................  $ 15,151   $  1,067
  Accounts payable..........................................     4,757      5,258
  Accrued compensation and benefits.........................     2,636      3,177
  Accrued other liabilities.................................     4,898      6,329
                                                              --------   --------
       Total current liabilities............................    27,442     15,831
Long-term debt and capital lease obligations, net of current
  portion...................................................     9,853     24,130
Minority interest in consolidated entities..................     1,003      1,774
                                                              --------   --------
       Total liabilities....................................    38,298     41,735
                                                              --------   --------
Commitments and contingencies (Notes 9, 11 and 13)
Stockholders' equity:
  Common stock..............................................         3          3
  Additional paid-in capital................................    62,672     62,670
  Common stock to be issued.................................        --         69
  Retained earnings (accumulated deficit)...................   (24,122)     8,742
                                                              --------   --------
                                                                38,553     71,484
  Less treasury stock, at cost..............................    (3,622)    (3,622)
                                                              --------   --------
       Total stockholders' equity...........................    34,931     67,862
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $ 73,229   $109,597
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------   -------   -------
                                                                 (000'S OMITTED, EXCEPT
                                                                   PER SHARE AMOUNTS)
Revenues:
  Cardiac information services..............................  $ 37,776   $40,782   $44,731
  Diagnostic imaging services...............................    25,694    22,652    20,143
  Heart facilities and other................................     7,798     8,887    15,047
                                                              --------   -------   -------
     Total revenues.........................................    71,268    72,321    79,921
                                                              --------   -------   -------
Costs and expenses:
  Provision for OIG investigation expenses..................     2,600     2,000        --
  Settlement with federal government........................    11,500        --        --
  Operating costs...........................................    33,598    30,829    33,702
  Selling, general and administrative.......................    29,300    30,783    30,681
  Depreciation and amortization.............................     6,485     6,582     6,808
                                                              --------   -------   -------
     Total costs and expenses...............................    83,483    70,194    71,191
                                                              --------   -------   -------
Operating income (loss).....................................   (12,215)    2,127     8,730
Interest expense............................................     1,774     1,960     2,303
Other expense (income), net.................................      (600)     (941)   (1,099)
Minority interest...........................................       565       602     1,000
                                                              --------   -------   -------
Income (loss) from continuing operations before income taxes
  (benefit).................................................   (13,954)      506     6,526
Provision for income taxes (benefit)........................      (635)      173     2,543
                                                              --------   -------   -------
Income (loss) from continuing operations....................   (13,319)    3,983     3,983
Discontinued operations:
  Income (loss) from discontinued operations, net of tax....      (192)      830     1,371
  Loss on disposal of discontinued operations, net of tax
     benefit................................................   (19,353)   (4,965)       --
                                                              --------   -------   -------
Net income (loss)...........................................  $(32,864)  $(3,802)  $ 5,354
                                                              ========   =======   =======
Basic income (loss) per share:
  Income (loss) from continuing operations..................  $  (4.57)  $   .11   $  1.37
  Income (loss) from discontinued operations................     (6.70)    (1.41)      .47
                                                              --------   -------   -------
     Total..................................................  $ (11.27)  $ (1.30)  $  1.84
                                                              ========   =======   =======
Diluted income (loss) per share:
  Income (loss) from continuing operations..................  $  (4.57)  $   .11   $  1.32
  Income (loss) from discontinued operations................     (6.70)    (1.41)      .46
                                                              --------   -------   -------
     Total..................................................  $ (11.27)  $ (1.30)  $  1.78
                                                              ========   =======   =======
Weighted average shares outstanding:
  Basic.....................................................     2,917     2,915     2,904
                                                              ========   =======   =======
  Diluted...................................................     2,917     2,915     3,013
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                               RETAINED
                                  COMMON STOCK      ADDITIONAL    COMMON       EARNINGS                    TOTAL
                               ------------------    PAID-IN     STOCK TO    (ACCUMULATED   TREASURY   STOCKHOLDERS'
                                SHARES     AMOUNT    CAPITAL     BE ISSUED     DEFICIT)      STOCK        EQUITY
                               ---------   ------   ----------   ---------   ------------   --------   -------------
                                                          (000'S OMITTED, EXCEPT SHARES)
Balance at September 30,
  1998.......................  2,887,833     $3      $61,796      $1,124       $  7,190     $(3,622)     $ 66,491
Net income...................         --     --           --          --          5,354          --         5,354
Options exercised............     19,735     --          120          --             --          --           120
Stock compensation grant.....      2,449     --           37          --             --          --            37
Employee stock purchase......      2,325     --           27          --             --          --            27
Value of 2,701 shares
  issued.....................      2,701     --           79         (79)            --          --            --
                               ---------     --      -------      ------       --------     -------      --------
Balance at September 30,
  1999.......................  2,915,043      3       62,059       1,045         12,544      (3,622)       72,029
Net loss.....................         --     --           --          --         (3,802)         --        (3,802)
Employee stock purchase......      1,767     --           11          --             --          --            11
Cancellation of 45,787 shares
  to be issued...............         --     --          600        (976)            --          --          (376)
                               ---------     --      -------      ------       --------     -------      --------
Balance at September 30,
  2000.......................  2,916,810      3       62,670          69          8,742      (3,622)       67,862
Net loss.....................         --     --           --          --        (32,864)         --       (32,864)
Employee stock purchase......      2,208     --            2          --             --          --             2
Cancellation of 2,222 shares
  to be issued...............         --     --           --         (69)            --          --           (69)
                               ---------     --      -------      ------       --------     -------      --------
Balance at September 30,
  2001.......................  2,919,018     $3      $62,672      $    0       $(24,122)    $(3,622)     $ 34,931
                               =========     ==      =======      ======       ========     =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------   -------   -------
                                                                    (000'S OMITTED)
Cash flows from operating activities:
  Net income (loss).........................................  $(32,864)  $(3,802)  $ 5,354
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     6,485     6,582     6,808
     Minority interest......................................       565       602     1,000
     Payout of deferred compensation........................        --        --    (1,245)
     Settlement with federal government, net of payments....    10,000        --        --
     Net loss on disposal of discontinued operations........    19,353     4,965        --
     Other, net.............................................       385     1,832     1,745
     Changes in operating accounts:
       Receivables, net.....................................     1,983    (7,042)      646
       Prepaid expenses and other...........................      (278)      474       853
       Accounts payable.....................................      (501)    1,556      (856)
       Accrued liabilities..................................    (1,845)    4,783       411
                                                              --------   -------   -------
       Net cash provided by operating activities............     3,283     9,950    14,716
                                                              --------   -------   -------
Cash flows from investing activities:
  Capital expenditures......................................    (3,280)   (5,297)   (7,773)
  Proceeds from disposal of discontinued operations.........     8,876        --        --
  Other, net................................................       212       661       (36)
                                                              --------   -------   -------
       Net cash provided by (used in) investing
          activities........................................     5,808    (4,636)   (7,809)
                                                              --------   -------   -------
Cash flows from financing activities:
  Proceeds from (pay-down of) line of credit................    (7,971)    1,211    (9,178)
  Income distributions to limited partners..................    (1,347)   (1,774)   (1,594)
  Proceeds from (principal repayments of) debt..............    (2,073)   (2,020)    2,325
  Other, net................................................        14       (60)      187
                                                              --------   -------   -------
       Net cash used in financing activities................   (11,377)   (2,643)   (8,260)
                                                              --------   -------   -------
Net increase (decrease) in cash and cash equivalents........    (2,286)    2,671    (1,353)
Cash at beginning of year...................................     8,781     6,110     7,463
                                                              --------   -------   -------
Cash at end of year.........................................  $  6,495   $ 8,781   $ 6,110
                                                              ========   =======   =======
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $  1,760   $ 2,036   $ 2,680
                                                              ========   =======   =======
  Income taxes paid, net of refunds received................  $ (1,960)  $ 1,073   $ 2,309
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY:

     Since 1990, Raytel Medical Corporation ("Raytel" or the "Company") or its predecessor companies, have been in the medical service business. The Company provides a range of services, focusing on the needs of patients with cardiovascular disease and is the leading provider in the United States of remote cardiac monitoring, testing and information services utilizing telephonic and Internet communication technology. Since 1990, the Company has acquired and disposed of various medical services businesses and entered into agreements with various medical service providers. Significant transactions occurring during the past five fiscal years are described below:

          (a) An agreement, with Granada Hills Community Hospital, became effective February 1, 1996 and provided for the creation of the Company's first integrated heart center, the Raytel Heart Center at Granada Hills ("RHCGH"). Under the agreement, which was amended in September 1998, the Company was responsible for the day-to-day operations of RHCGH, including administrative support and other non-medical aspects of the program. Effective March 27, 1999, the Company entered into a revised agreement with RHCGH, which resulted in significantly lower revenues and expenses than those recognized under the previous agreements.

          (b) Effective June 11, 1996, the Company acquired certain assets and assumed certain liabilities of Cardio Data Services, Inc. ("CDS"). CDS provides clinical transtelephonic pacemaker monitoring, cardiac event detection and Holter monitoring services. The purchase price of the transaction was $14,254,000 of which $13,985,000 was allocated to the acquisition of intangible assets, the majority of which is being amortized over 25 years.

          (c) On September 18, 1996, the Company acquired all of the non-medical assets of Southeast Texas Cardiology Associates, P.A. ("SETCA") and entered into a long-term management service agreement whereby the Company managed the non-medical aspects of the practice. The Company assumed responsibility for providing office space as well as billing and collection activities and other management services.

          Total consideration for the transaction was cash and transaction costs of $4,010,000, promissory notes of $2,289,000 and 40,689 shares of the Company's Common Stock to be delivered at future dates, valued at $852,000. The shares of Common Stock were valued at a discount from the then current trading price after considering all relevant factors, including, but not limited to, normal discounts for marketability due to the time delay in delivery of the shares. The recorded amounts for the aggregate number of shares of Common Stock to be delivered were discounted 40% from comparable cash sales of Common Stock. The scheduled issuance of the shares of Common Stock that the Company was committed to deliver was 28,483 in 2000 and 12,206 in 2001 (See (f) below).

          (d) On October 18, 1996, the Company entered into a long-term management service agreement whereby the Company managed the non-medical aspects of Comprehensive Cardiology Consultants, a Medical Group, Inc. ("CCMG"), a physician practice.

          Total consideration for the transaction was cash of $427,000, promissory notes of $620,000 and 4,792 shares of the Company's Common Stock to be delivered at future dates, valued, as described above, at $91,000.

          In November 1999, the Company filed a demand for arbitration against CCMG with JAMS/ Endispute, Inc. The demand for arbitration asserts that Raytel is entitled to rescission, restitution and/or damages as a result of CCMG's material breaches of the management services agreement. The arbitration was settled in fiscal 2001 with no material adverse effect to the Company.

          (e) On August 15, 1997, the Company acquired all of the outstanding capital stock of Cardiovascular Ventures, Inc. ("CVI"). CVI manages, owns and operates several cardiovascular diagnostic facilities

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES in Texas, Louisiana and owned and managed a cardiovascular diagnostic facility and a multi-specialty clinic in Florida ("HFHI") (See (g) below).

          Total original consideration for the transaction was cash and transaction costs of approximately $16,980,000, 166,666 shares of the Company's Common Stock and contingent promissory notes in the aggregate principal amount of $820,000. During fiscal 1998 there were additional transaction costs of approximately $280,000 and an additional 15,556 shares of the Company's Common Stock was to be issued. Also, the $820,000 of contingent promissory notes were cancelled in accordance with the terms of the agreement.

          (f) In order to settle a dispute and avoid protracted litigation, initiated by SETCA, effective May 31, 2000, the Company's Board of Directors approved management's plan to sell SETCA. Effective May 31, 2000, the Company sold substantially all of the assets of Raytel Nuclear Imaging-Orange, L.P. and the Common Stock of Raytel Texas Physicians Services, Inc. in exchange for the cancellation of promissory notes in the aggregate principal amount of approximately $2,300,000 payable by the Company to the physicians and the physicians' agreement to cancel rights to receive 40,689 shares of Raytel's Common Stock. The loss on the disposal of $4,965,000, recorded June 30, 2000, was net of an estimated $3,367,000 tax benefit.

          Accordingly, the results of the operations of these entities have been accounted for as discontinued operations and the related operating results have been reported separately from the Company's continuing operations for all periods presented. Prior year operating results have been restated.

          Revenues applicable to the above discontinued segments for the years ended September 30, 2001, 2000 and 1999 were $0, $2,432,000 and $5,522,000, respectively.

          (g) In March 2001, effective January 1, 2001, the Company completed the sale of its wholly-owned subsidiary, HFHI, to a new company organized by physicians practicing at HFHI, including David Wertheimer, M.D., who had served as President of the subsidiary as well as an officer of Raytel and a member of Raytel's Board of Directors. Raytel received a cash purchase price of $8,311,000, net of transaction expenses, for all of the common stock of the subsidiary. Approximately $1,234,000 of the proceeds were used to pre-pay leases for equipment used at the HFHI facility, $5,100,000 was used to reduce the indebtedness under the Company's bank credit facility and the balance was used for working capital purposes. The Company reported the results of operations of HFHI and the loss on disposal as discontinued operations for all applicable periods presented. Prior year operating results have been restated. The loss on disposal of $19,353,000 represents a one-time non-cash charge, consisting primarily of the write-off of intangible assets. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company has not provided for any tax benefit that may result from this transaction.

          Revenues applicable to this discontinued segment for the years ended September 30, 2001, 2000 and 1999 were $3,948,000, $17,629,000 and
     $15,951,000, respectively.

          (h) The Company's acquisitions have been accounted for as purchases in accordance with accounting principles generally accepted in the United States. Accordingly, acquired assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. In certain acquisitions, there was an excess of the purchase price over the fair value of the net tangible assets acquired which was allocated to identifiable intangible assets and goodwill (See Note 5).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

     At September 30, 2001, the Company owned seven imaging centers and held interests in two others through investments in various joint ventures and limited partnerships (the "Ventures"). All Ventures are consolidated for financial reporting purposes, as the Company owns more than 50% of each of the Ventures and/or controls their assets and operations.

     At September 30, 2001, the Company held interests in four cardiovascular diagnostic facilities, through investments in various limited partnerships (the "Partnerships") and wholly-owned two others. All Partnerships are consolidated for financial reporting purposes, as the Company owns more than 50% of each of the Partnerships and/or controls their assets and operations as the Company is the general partner for the four facilities and, as such, makes strategic operating decisions for the partnerships.

     Minority interests in consolidated entities represent the investment of third-parties in certain consolidated Ventures and Partnerships.

     All significant intercompany accounts and transactions are eliminated in consolidation.

     (b) Revenue Recognition -- Net patient and service revenues are recognized at established rates when the services are provided. Contractual allowances are calculated for services provided at less than the established rates as approved by Medicare or other third-party payors and are recorded as deductions from revenue. Consolidated diagnostic imaging revenues principally represent fees for services provided to patients net of physician fees, contractual allowances and certain expenses.

     (c) Cash Equivalents -- For purposes of reporting cash flows, the Company considers temporary investments with original maturities of three months or less to be cash equivalents. The temporary investments are stated at cost, which approximates market.

     (d) Property and Equipment -- Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets which range from three to ten years. Capital leases are recorded at the present value of the future minimum lease payments. Capital leases are amortized over the terms of the related lease on a straight-line basis.

     (e) Intangible Assets -- Intangible assets principally consist of physician referrals and patient lists, non-compete covenants, capitalized debt issuance expense and goodwill.

     Amortization of capitalized debt issuance expense and goodwill is provided on a straight-line basis. Amortization of physician referrals and patient lists is provided based upon the ratio of expected annual revenues to expected total revenues to be generated over the estimated life of the asset. The amortization periods of the intangibles range from two to twenty-five years, with physician referrals and patient lists being amortized over fifteen years and goodwill being amortized over ten to twenty-five years.

     (f) Income Taxes -- The Company and its subsidiaries file consolidated federal and state income tax returns. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

     (g) Use of Estimates -- The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Actual results could differ from those estimates.

     (h) New Accounting Standards -- The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, in July 2001 (effective for the Company's fiscal
2003). Statement No. 141 will not have an effect on the Company's results and the Company is currently assessing what effect, if any, Statement No. 142 will have on its results.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

     (i) Fair Value of Financial Instruments -- The carrying amounts of all financial instruments approximate fair value.

     (j) Long-Lived Assets -- The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In those circumstances, the Company estimates the net undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected cash flows are lower than the carrying amount of the asset, an impairment loss would be recorded.

NOTE 3.  RECEIVABLES:

     Receivables consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Patient and service receivables.............................  $33,966   $39,059
Less allowance for doubtful accounts........................   (4,400)   (6,690)
                                                              -------   -------
                                                               29,566    32,369
Tax refund and other receivables............................    1,838     4,471
                                                              -------   -------
  Total.....................................................  $31,404   $36,840
                                                              =======   =======

NOTE 4.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Equipment, furniture and fixtures...........................  $ 36,305   $ 39,225
Leasehold improvements......................................     7,538      9,315
                                                              --------   --------
                                                                43,843     48,540
Less accumulated depreciation and amortization..............   (29,656)   (28,889)
                                                              --------   --------
                                                              $ 14,187   $ 19,651
                                                              ========   ========

     Depreciation expense was $4,790,000, $4,768,000 and $4,701,000 for the years ended September 30, 2001, 2000 and 1999 respectively.

NOTE 5.  INTANGIBLE ASSETS:

     Intangible assets consist of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Goodwill....................................................  $ 27,294   $ 48,458
Physician referrals and patient lists.......................    11,056     11,037
Other.......................................................     4,703      4,993
                                                              --------   --------
                                                                43,053     64,488
Less accumulated amortization...............................   (24,463)   (22,816)
                                                              --------   --------
                                                              $ 18,590   $ 41,672
                                                              ========   ========

     Amortization expense related to intangible assets totaled $1,695,000, $1,814,000 and $2,107,000 for the years ended September 30, 2001, 2000 and 1999;
respectively.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

NOTE 6.  NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES:

     Notes payable, long-term debt and capital leases consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Line of credit(a)...........................................  $ 12,287   $20,258
Settlement with federal government(b).......................    10,000        --
Other(c)....................................................     2,717     4,939
                                                              --------   -------
                                                                25,004    25,197
Less current maturities.....................................   (15,151)   (1,067)
                                                              --------   -------
                                                              $  9,853   $24,130
                                                              ========   =======

---------------

(a) In August 1996, the Company entered into an agreement with two banks providing for a line of credit for $25,000,000. This agreement was amended in September 1997 to expand the line of credit to $45,000,000 and was further amended in July 1998 and July 1999 to revise certain terms and covenants.

     The Company's access to the line of credit was subject to the maintenance of certain financial covenants related to the Company's level of indebtedness and cash flow. The interest rate was based upon LIBOR plus 175 to 225 basis points, depending on the maintenance of a certain defined ratio, or the bank's prime rate plus 0 to 50 basis points, at the option of the Company. Borrowings under the line were collateralized by substantially all of the assets of the Company and its subsidiaries.

     On December 15, 2000, the agreement was amended to reduce the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank's prime rate plus 50 basis points, at the option of the Company and the due date was extended to October 1, 2001. A new non-financial covenant was added under which any civil financial settlement in excess of $1,000,000 or any criminal charges relating to the ongoing OIG investigation would constitute an event of default.

     At September 30, 2001, there was approximately $12,300,000 outstanding under the line of credit. The line matured on October 1, 2001 and, therefore, was classified as a current liability on the Company's consolidated balance sheet.

     In November 2001, the Company entered into a new two year revolving credit facility with Healthcare Business Credit Corporation under which it may borrow up to $15,000,000. The interest rate is prime plus 1% per annum. Loans under the facility will be secured by accounts receivable, inventories, capital equipment and other assets of Raytel and certain of its subsidiaries and affiliated entities. Raytel used the proceeds of the facility to repay outstanding indebtedness of approximately $12,300,000 under the previous line of credit. The Company's access to the line of credit is subject to the maintenance of certain financial and other covenants.

(b)  Represents amount due under a settlement with the Federal Government (See
     Note 13).

(c) Other debt includes nonrecourse notes and capital lease obligations with varying maturities at interest rates ranging from 7.25% to 11.71% per annum. The majority of these notes and leases are collateralized by the equipment purchased.

     Notes payable, long-term debt and capital lease obligations maturing within each of the five years subsequent to September 30, 2001 are as follows:
     2002 -- $15,151,000; 2003 -- $2,901,000; 2004 -- $2,740,000;
     2005 -- $2,206,000 and 2006 -- $2,006,000.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

NOTE 7.  PREFERRED STOCK AND COMMON STOCK:

     The Company has 2,000,000 shares of undesignated Preferred Stock authorized for issuance. The Company's Board of Directors has the authority to issue such Preferred Stock in one or more series and to establish the terms of each series which may be greater than the rights of the Common Stock. As of September 30, 2001, no such shares had been issued.

     In August 1998, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, each outstanding share of Raytel Common Stock held of record at the close of business on September 2, 1998 received one right to purchase one one-hundredth of a share of a new series of Preferred Stock for $30.00 per right when someone acquires 15 percent or more of Raytel's Common Stock or announces a tender offer which could result in such person owning 15 percent or more of the Common Stock. The rights expire on August 13, 2008.

     On May 9, 2001, the Company effected a one-for-three reverse split of the Company's Common Stock. The accompanying consolidated financial statements reflect such reverse stock split for all periods presented.

     There are 20,000,000 shares of Common Stock, $.001 par value, authorized.

NOTE 8.  STOCK OPTIONS AND WARRANTS:

  WARRANTS

     Upon completion of the Company's initial public offering (the "Offering") in December 1995, in accordance with the terms of a 1993 acquisition, the Company issued the seller warrants to purchase 77,066 shares of Common Stock at an exercise price of $25.20 per share. These warrants expired in December 2000, five years from the effective date of the Offering.

  STOCK OPTION PLANS

     The Company has options outstanding under the 1983 Incentive Stock Option Plan as Amended (the "1983 Option Plan") and the 1990 Stock Option Plan (the "1990 Option Plan"). Generally, the 1983 Option Plan and the 1990 Option Plan (together the "Plans") have similar terms. Terms for the option grants under the Plans, including exercise price, are set by the Board of Directors. The exercise price for incentive stock options must be at not less than the fair market value of the underlying stock at the date of grant. The exercise price for nonqualified options must be at not less than 85% of fair market value. Options granted under the Plans have a term of five to ten years from the date of grant. Vesting occurs ratably over a period ranging from two to four years beginning with the effective date of grant. In the event of a change in control, as defined, all options granted become exercisable.

     The Company's Outside Directors Stock Option Plan (the "Directors Plan") was approved by the stockholders in fiscal 1995. The Directors Plan provides for the grant of 2,000 nonstatutory stock options to nonemployee directors of the Company on the date on which the optionee first becomes a director of the Company. Thereafter, the annual grant could be a maximum of 2,000 shares, as defined. Total vesting occurs, based on a formula, no sooner than three years nor longer than five years. The exercise price per share of all options granted under the Directors Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant.

     In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), was issued. SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statements of operations or disclosed in the notes to financial statements. The Company has determined that it will retain its existing method of accounting for stock options and has elected the pro forma footnote disclosure included in the tables below. Accordingly, SFAS 123 has no effect on the Company's consolidated financial position or results of operations.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

     The Company has computed the pro forma disclosures required under SFAS 123 for options granted in fiscal 2001, 2000 and 1999 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:

                                                             SEPTEMBER 30,
                                               ------------------------------------------
                                                   2001           2000           1999
                                               ------------   ------------   ------------
Risk free interest rate......................  4.10% - 5.75%  6.09% - 6.40%  4.10% - 5.03%
Expected dividend yield......................          None           None           None
Expected lives...............................       3 years        3 years        3 years
Expected volatility..........................          84.9%          84.8%          67.9%

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------------
                                                             2001        2000        1999
                                                          ----------   ---------   --------
Net income (loss):
  As reported...........................................   $(32,864)    $(3,802)    $5,354
  Pro forma.............................................    (33,065)     (4,193)     5,188
Net income (loss) per common share -- basic:
  As reported...........................................     (11.27)      (1.30)      1.84
  Pro forma.............................................     (11.34)      (1.44)      1.79
Net income (loss) per common share -- diluted:
  As reported...........................................     (11.27)      (1.30)      1.78
  Pro forma.............................................     (11.34)      (1.44)      1.72

     A summary of the status of the Company's three stock option plans at September 30, 2001, 2000 and 1999 and changes during the years then ended is presented in the tables below:

                                                             SEPTEMBER 30,
                                     -------------------------------------------------------------
                                            2001                 2000                 1999
                                     ------------------   ------------------   -------------------
                                               WEIGHTED             WEIGHTED              WEIGHTED
                                               AVERAGE              AVERAGE               AVERAGE
                                               EXERCISE             EXERCISE              EXERCISE
                                     SHARES     PRICE     SHARES     PRICE      SHARES     PRICE
                                     -------   --------   -------   --------   --------   --------
Outstanding, beginning of year.....  436,553    $9.78     323,679    $12.00     352,469    $20.46
Granted............................   67,500     3.66     195,667      6.90     222,817     11.07
Exercised..........................       --       --          --        --     (19,735)     6.06
Expired............................  (35,047)   10.67     (82,793)    11.55    (231,872)    24.48
                                     -------              -------              --------
Outstanding, end of year...........  469,006     8.94     436,553      9.78     323,679     12.00
                                     =======              =======              ========
Exercisable, end of year...........  289,135    10.27     207,172     11.34     148,733     11.82
                                     =======              =======              ========
Weighted average fair value of
  options granted..................              8.52                  6.63                  6.63

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                                  OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                               --------------------------   ----------------------
                                                  WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
                                                   AVERAGE       AVERAGE    EXERCISABLE   AVERAGE
OPTIONS OUTSTANDING SUMMARY    OUTSTANDING        REMAINING      EXERCISE      AS OF      EXERCISE
  RANGE OF EXERCISE PRICES      AT 9/30/01     LIFE (IN YEARS)    PRICE       9/30/01      PRICE
---------------------------   --------------   ---------------   --------   -----------   --------
     $2.625 - $35.625.......     494,056            7.12          $8.94       289,135      10.27

     At September 30, 2001, there were 157,666 shares available for future option grants.

NOTE 9.  LEASE COMMITMENTS:

     The Company leases its facilities and office space under various noncancelable agreements which expire at various dates through 2008. The Company also leases various equipment under noncancelable leases. All of the above are treated as operating leases.

     At September 30, 2001, the future minimum rental payments for each fiscal year thereafter under all noncancelable operating leases are as follows (in thousands):

                     FISCAL YEAR ENDING
                       SEPTEMBER 30:
                     ------------------
     2002...................................................   $4,181
     2003...................................................    3,827
     2004...................................................    3,358
     2005...................................................    2,159
     2006...................................................    2,115
     Thereafter.............................................      745

NOTE 10.  INCOME TAXES:

     The provision for income taxes consists of the following (in thousands):

                                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                             2001        2000        1999
                                                           ---------   ---------   --------
Current:
  Federal................................................   $(1,128)    $(2,559)    $2,366
  State..................................................       493        (205)     1,053
                                                            -------     -------     ------
          Total tax (benefit)............................      (635)     (2,764)     3,419
Less (tax) plus benefit from discontinued operations.....        --       2,937       (876)
                                                            -------     -------     ------
Provision for income taxes (benefit) from continuing
  operations.............................................   $  (635)    $   173     $2,543
                                                            =======     =======     ======

     At September 30, 2001 and 2000, the Company had $6,413,000 and $2,411,000,
respectively, of deferred tax assets. The Company has recorded a 100% valuation allowance against these amounts.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

     The tax effect of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities at September 30, 2001 and 2000 are as follows (in thousands):

                                                   CURRENT ASSET     LONG-TERM ASSET
                                                    (LIABILITY)        (LIABILITY)
                                                  ---------------   -----------------
                                                   2001     2000     2001      2000
                                                  -------   -----   -------   -------
OIG settlement..................................  $    --   $  --   $ 2,356   $    --
Depreciation and amortization...................       --     151     1,139     2,085
Net operating loss and tax credits..............       --      --       395        --
Reserves for accounts receivable................    1,402      54        --        --
Other, net......................................    1,121     (36)       --       157
                                                  -------   -----   -------   -------
                                                    2,523     169     3,890     2,242
Valuation allowance.............................   (2,523)   (169)   (3,890)   (2,242)
                                                  -------   -----   -------   -------
Total deferred income taxes.....................  $    --   $  --   $    --   $    --
                                                  =======   =====   =======   =======

     Reconciliation of the federal statutory rate from continuing operations to the Company's effective tax rate is as follows (dollars in thousands):

                                                      FOR THE YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------
                                                  2001               2000             1999
                                             ---------------    --------------    -------------
                                             AMOUNT    RATE     AMOUNT   RATE     AMOUNT   RATE
                                             -------   -----    ------   -----    ------   ----
Federal income tax (benefit) at the
  statutory rate...........................  $(4,744)  (34.0)%  $ 172     34.0%   $2,219   34.0%
State income taxes, net of federal
  benefit..................................      325     2.3     (135)   (26.7)%     695   10.7
OIG settlement.............................    1,700    12.2       --       --        --     --
Valuation allowance........................    1,862    13.3       --       --        --     --
Other......................................      222     1.6      136     26.9      (371)  (5.7)
                                             -------   -----    -----    -----    ------   ----
          Total............................  $  (635)   (4.6)%  $ 173    (34.2)%  $2,543   39.0%
                                             =======   =====    =====    =====    ======   ====

     At September 30, 2001, the Company had federal tax loss carryforwards of $195,000, state carryforwards of $3,253,000 and AMT credit carryforwards of $158,000.

NOTE 11.  EMPLOYEE BENEFIT PLANS:

     The Raytel Medical Corporation Pension Plan (the "Pension Plan") is a defined contribution benefit plan which covers substantially all employees. Contributions to the Pension Plan are based upon a percentage of an employee's covered compensation, as defined. Total expense under the Pension Plan amounted to $628,000, $619,000 and $599,000 for the years ended September 30, 2001, 2000 and 1999; respectively.

     The Company maintains a tax-qualified Retirement Savings Plan (the "401(k) Plan") which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified maximum. The Company makes a matching contribution of 25% of the amount deferred. Total expense under the 401(k) Plan amounted to $182,000, $188,000 and $183,000 for the years ended September 30, 2001, 2000 and 1999; respectively.

NOTE 12.  PRINCIPAL CUSTOMERS:

     All services performed by the Company are performed in the United States. No one customer accounted for more than 10% of the Company's total net patient and service revenues. However, certain sources of

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES payment for the services, such as Medicare, HMOs, commercial insurers and other third party payors, do or could account for more than 10% of payments received.

NOTE 13.  CONTINGENCIES:

     From June 2000 through June 2001, Raytel was the subject of a grand jury investigation of unspecified allegations concerning certain business practices of the trans-telephonic cardiac pacemaker monitoring business conducted by Raytel Cardiac Services, Inc., a wholly-owned subsidiary of the Company ("RCS"). The investigation did not involve Raytel's other healthcare services, such as RCS' cardiac event detection services or Raytel's diagnostic imaging services or other cardiac-related businesses.

     In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such review, Raytel held Medicare reimbursement checks received subsequent to June 23, 2000 in payment of invoices for pacemaker monitoring services and established a special account for funds inadvertently deposited with respect to such services received since the date the investigation began. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from the special account, and new billings for services performed has commenced as most of the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and funds deposited in such special account was approximately $400,000 as of September 30, 2001. Since Raytel recognizes revenue when patient services are provided, neither the special account arrangement nor the deferred billing has had a direct impact on Raytel's operating results. If the Company's review discloses any patient billings that have not been fully compliant with Medicare requirements, any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $4,600,000 to cover the estimated amounts of these expenses. Additional expenses, if any, will adversely affect operating results in future periods. As of September 30, 2001, the Company had incurred legal fees and other expenses of approximately $3,945,000 related to the investigation. The remaining balance is included in "accrued other liabilities" on the Company's balance sheet. These expenses include legal fees incurred by certain employees in connection with the on-going investigation which were reimbursed by the Company in accordance with the requirements of Delaware Law and the Company's By-Laws.

     In June 2001, RCS reached an agreement with the federal government to resolve the issues that were the subject of the investigation. In accordance with that agreement, on June 25, 2001 RCS plead guilty in U.S. District Court in Hartford, Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, in September 2001, the Company and RCS entered into an agreement with the government to resolve related civil claims. Under the criminal and civil settlements, RCS agreed to pay a total of $11,500,000 to the government over a five year period, with interest of 7% per annum on the unpaid balance, and Raytel guaranteed RCS' payment obligations. RCS also entered into a corporate integrity agreement under which it agreed that its ongoing operations would conform to specified guidelines. As of September 30, 2001, $1,500,000 had been paid to the government, and the next payment of $2,000,000 is due in June 2002. RCS' guilty plea did not constitute the type of conviction that would adversely affect its participation in the Medicare program or other federal healthcare programs.

     The investigation, the related internal compliance review and the settlement negotiations with the government diverted the efforts and attention of a number of Raytel's management and administrative personnel. The impact of this diversion reduced the efficiency of RCS' pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarter ended September 30, 2000, and throughout the fiscal year ended September 30, 2001. Although the investigation has been concluded, implementation of the corporate integrity agreement continues to require the time and attention of Raytel and RCS management and a number

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES of RCS' administrative personnel. In addition, RCS' guilty plea entered into under its agreement with the government constituted a default under Raytel's bank credit facility. In November 2001, Raytel entered into a new revolving line of credit arrangement and repaid indebtedness under its bank facility. However, RCS' guilty plea could adversely affect Raytel's ability to obtain debt or equity financing in the future.

     The Company is from time to time a party to various other claims and disputes associated with various aspects of its ongoing business operations. In management's opinion, none of these other claims or disputes are expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position or results of operations.

NOTE 14.  NET INCOME (LOSS) PER SHARE:

     Those shares under commitments to be issued at specified future dates are considered as outstanding for per share calculations.

     For the years ended September 30, 2001, 2000 and 1999, the shares used in calculating diluted earnings per share were determined as follows (in thousands):

                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------------
                                                           2001         2000         1999
                                                          -------      -------      -------
Weighted average shares outstanding.....................   2,917        2,915        2,904
Shares to be issued.....................................        (a)          (a)        49
Options.................................................        (a)          (a)        60
Warrants................................................        (a)          (a)        --
                                                           -----        -----        -----
                                                           2,917        2,915        3,013
                                                           =====        =====        =====

---------------

(a) Due to the loss for the period shown, dilutives are not included in the calculation.

     Certain options and warrants to purchase shares of common stock were outstanding during the years ended September 30, 2001, 2000 and 1999, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. The options and warrants outstanding and their exercise prices are as follows:

                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                       --------------------------------------------------
                                            2001              2000             1999
                                       ---------------   --------------   ---------------
Options and warrants outstanding.....          446,624          388,802           208,920
Range of exercise prices.............  $ 2.63 - $35.63   $4.26 - $40.50   $10.89 - $40.50

NOTE 15.  SEGMENT INFORMATION:

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate all interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES should not agree to the consolidated totals. The difference is due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings before income taxes and discontinued operations (in thousands):

                                                       INFORMATION   IMAGING   FACILITIES    TOTAL
                                                       -----------   -------   ----------   -------
For the year ended September 30, 2001:
  Total revenues.....................................   $ 37,776     $25,694    $ 7,798     $71,268
  Total operating expenses...........................     48,318      19,349      5,306      72,973
                                                        --------     -------    -------     -------
  Segment contribution (loss)........................    (10,542)      6,345      2,492      (1,705)
  Depreciation and amortization......................      3,451       1,628      1,017       6,096
  Interest expense...................................         --         192        118         310
  Minority interest/other expense (income)...........       (136)       (254)       220        (170)
                                                        --------     -------    -------     -------
  Segment profit (loss)..............................   $(13,857)    $ 4,779    $ 1,137     $(7,941)
                                                        ========     =======    =======     =======
  Segment assets.....................................   $ 41,460     $14,475    $10,812     $66,747
                                                        ========     =======    =======     =======
  Capital expenditures...............................   $  2,854     $   197    $    98     $ 3,149
                                                        ========     =======    =======     =======
For the year ended September 30, 2000:
  Total revenues.....................................   $ 40,782     $22,652    $ 8,887     $72,321
  Total operating expenses...........................     36,839      16,889      5,916      59,644
                                                        --------     -------    -------     -------
  Segment contribution...............................      3,943       5,763      2,971      12,677
  Depreciation and amortization......................      3,070       1,683      1,496       6,249
  Interest expense...................................         --         273        224         497
  Minority interest/other expense (income)...........       (233)        (44)        41        (236)
                                                        --------     -------    -------     -------
  Segment profit.....................................   $  1,106     $ 3,851    $ 1,210     $ 6,167
                                                        ========     =======    =======     =======
  Segment assets.....................................   $ 43,713     $14,674    $34,577     $92,964
                                                        ========     =======    =======     =======
  Capital expenditures...............................   $  3,468     $   734    $   514     $ 4,716
                                                        ========     =======    =======     =======
For the year ended September 30, 1999:
  Total revenues.....................................   $ 44,731     $20,143    $15,047     $79,921
  Total operating expenses...........................     33,859      14,719     11,702      60,280
                                                        --------     -------    -------     -------
  Segment contribution...............................     10,872       5,424      3,345      19,641
  Depreciation and amortization......................      2,889       1,910      1,769       6,568
  Interest expense...................................         --         149        347         496
  Minority interest/other expense (income)...........       (231)       (346)       568          (9)
                                                        --------     -------    -------     -------
  Segment profit.....................................   $  8,214     $ 3,711    $   661     $12,586
                                                        ========     =======    =======     =======
  Segment assets.....................................   $ 37,416     $16,819    $40,377     $94,612
                                                        ========     =======    =======     =======
  Capital expenditures...............................   $  2,611     $ 2,901    $    28     $ 5,540
                                                        ========     =======    =======     =======

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                 2001        2000       1999
                                                              ----------   --------   ---------
Segment profit (loss).......................................   $ (7,941)    $6,167     $12,586
Unallocated amounts:
  Corporate general and administrative......................      4,025      3,968       4,103
  Corporate depreciation and amortization...................        389        333         240
  Corporate interest expense................................      1,464      1,463       1,807
  Corporate other expense (income)..........................        135       (103)        (90)
                                                               --------     ------     -------
  Income (loss) from continuing operations before income
     taxes..................................................   $(13,954)    $  506     $ 6,526
                                                               ========     ======     =======

NOTE 16.  SUBSEQUENT EVENT:

     In October 2001, the Company received notice from an investor group (of which the Chief Executive Officer of the Company is a member) that the investor group is evaluating the feasibility of entering into discussions regarding the possible acquisition of Raytel. The Board of Directors of the Company has appointed a Special Committee of the Board of Directors, and the Special Committee has engaged financial advisors and counsel to assist it in evaluating any proposals that might be received. The Special Committee has also received expressions of interest from other unaffiliated parties. At the present time there are no agreements between any party and the Company with regard to any acquisition transaction.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

           SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                                 ---------------------------------------------------
                                                 DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                                 ------------   ---------   --------   -------------
                                                      (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)
Net revenues...................................    $17,248      $ 18,146    $ 18,261      $17,613
                                                   =======      ========    ========      =======
Income (loss) from continuing operations before
  income taxes (benefit).......................    $   246      $ (1,724)   $(11,238)     $(1,238)
Provision for income taxes (benefit)...........         95          (671)     (1,124)       1,065
                                                   -------      --------    --------      -------
Income (loss) from continuing operations.......        151        (1,053)    (10,114)      (2,303)
Income (loss) from discontinued operations.....       (141)      (19,404)         --           --
                                                   -------      --------    --------      -------
Net income (loss)..............................    $    10      $(20,457)   $(10,114)     $(2,303)
                                                   =======      ========    ========      =======
Net income (loss) per share(1):
  Basic........................................    $   .00      $  (7.01)   $  (3.47)     $  (.79)
                                                   =======      ========    ========      =======
  Diluted......................................    $   .00      $  (7.01)   $  (3.47)     $  (.79)
                                                   =======      ========    ========      =======

                                                         FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                                  ------------   ---------   --------   -------------
Net revenues....................................    $18,042       $18,462    $18,350       $17,467
                                                    =======       =======    =======       =======
Income (loss) from continuing operations before
  income taxes (benefit)........................    $   865       $   602    $(1,486)      $   525
Provision for income taxes (benefit)............        337           235       (579)          180
                                                    -------       -------    -------       -------
Income (loss) from continuing operations........        528           367       (907)          345
Income (loss) from discontinued operations......        372           513     (4,881)         (139)
                                                    -------       -------    -------       -------
Net income (loss)...............................    $   900       $   880    $(5,788)      $   206
                                                    =======       =======    =======       =======
Net income (loss) per share(1):
  Basic.........................................    $   .31       $   .30    $ (1.98)      $   .07
                                                    =======       =======    =======       =======
  Diluted.......................................    $   .30       $   .30    $ (1.98)      $   .07
                                                    =======       =======    =======       =======

---------------

(1) Quarterly per share earnings do not necessarily equal the total per share earnings reported for the year as a result of the dilutive effect of common stock equivalents on the calculation of per share earnings.

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

           PERCENTAGE OF CONSOLIDATED REVENUES BY SEGMENT (UNAUDITED)

                                                              FISCAL YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Cardiac information services................................   53%    57%    56%
Diagnostic imaging services.................................   36%    31%    25%
Heart facilities and other..................................   11%    12%    19%
                                                              ---    ---    ---
  Total.....................................................  100%   100%   100%
                                                              ===    ===    ===

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors and Stockholders of Raytel Medical Corporation:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Raytel Medical Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated November 29, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information reflected on the schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Hartford, Connecticut
November 29, 2001

                                                                     SCHEDULE II

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                              BALANCE AT   CHARGED TO
                                              BEGINNING     COST AND                   BALANCE AT
                DESCRIPTION                    OF YEAR     EXPENSES(1)   DEDUCTIONS    END OF YEAR
                -----------                   ----------   -----------   -----------   -----------
September 30, 2001
  Allowance for doubtful accounts...........  $6,690,000   $4,361,000    $(6,651,000)  $4,400,000
September 30, 2000
  Allowance for doubtful accounts...........  $5,664,000   $6,012,000    $(4,986,000)  $6,690,000
September 30, 1999
  Allowance for doubtful accounts...........  $7,093,000   $6,467,000    $(7,896,000)  $5,664,000

---------------

(1) The decrease in fiscal 2001 is due primarily to the sale of HFHI.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                            EXHIBIT TITLE
---------                          -------------
  3.1(1)    Restated Certificate of Incorporation of the Registrant.
  3.2(2)    Bylaws of the Registrant, as amended.
  3.3(3)    Certificate of Amendment of Certificate of Incorporation.
  4.1(4)    Rights Agreement dated as of August 14, 1998 between the
            Registrant and BankBoston N.A., as Rights Agent.
*10.1(5)    1983 Incentive Stock Option Plan, as amended.
*10.2(5)    1990 Stock Option Plan, as amended.
*10.3(5)    1995 Outside Directors Stock Option Plan.
*10.7(5)    Form of Indemnity Agreement for officers and directors.
*10.8(5)    Employment Agreement dated September 28, 1995 between the
            Registrant and Richard F. Bader.
*10.9(5)    Employment Agreement dated September 28, 1995 between the
            Registrant and Allan Zinberg.
 10.22(5)   Lease Agreement dated March 6, 1992 between the Registrant and Peninsula Office Park, as amended.
 10.24(5)   Agreement of Lease Dated July 22, 1983 between the
            Registrant and C.E. Towers Co., as amended, with Lease
            Assignment and Assumption Agreement Dated February 26, 1993
            between the Registrant and Medtronic, Inc. and Consent of
            C.E. Towers Co. dated February 12, 1993.
 10.28(5)   Joint Venture Agreement dated March 3, 1998 between Medical
            Imaging Partners, L.P. and California Medical Imaging
            Services, Inc., as amended, and related agreements.
 10.30(5)   MRI Diagnostic Partners I, L.P. 1986 Limited Partnership
            Agreement dated December 31, 1986, and related agreement and
            MRI Building Partners, L.P. 1986 Agreement of Limited
            Partnership dated December 31, 1986.
*10.41(6)   Employee Stock Purchase Plan dated May 8, 1996.
 10.42(6)   Amended and Restated Credit Agreement and form of Promissory
            Note dated August 14, 1996 among the Registrant, Bank of
            Boston Connecticut and Banque Paribas, and Bank of Boston
            Connecticut, as agent.
 10.45(7)   First Amendment to Amended and Restated Credit Agreement
            dated June 4, 1997 among the Registrant, Bank of Boston
            Connecticut and Banque Paribas, and Bank of Boston
            Connecticut, as agent.
 10.46(7)   Second Amendment to Amended and Restated Credit Agreement,
            dated September 26, 1997 among the Registrant, Bank of
            Boston Connecticut and Banque Paribas, and Bank of Boston
            Connecticut, as agent.
 10.50(7)   Noncompetition Agreement, dated as of August 15, 1997, by
            and between David E. Wertheimer and Raytel Medical
            Corporation.
*10.52(8)   Employment Agreement dated as of March 1, 1998, by and
            between Swapan Sen and Raytel Medical Corporation.
 10.55(9)   Third Amendment to Amended and Restated Credit Agreement
            dated July 24, 1998 among the Registrant, Bank of Boston
            Connecticut and Banque Paribas, and BankBoston, as agent.
 10.58(10)  Fourth Amendment to Amended and Restated Credit Agreement,
            dated July 24, 1998 among the Registrant, Bank of Boston
            Connecticut and Banque Paribas, and BankBoston, as agent.
 10.59(10)  Commercial Office Lease dated July 19, 1999 between
            Registrant and USGC Joint Venture.
*10.60(10)  Key Management Retention Agreement dated as of September 1,
            1999, by and between Swapan Sen and Raytel Medical
            Corporation.
*10.62(10)  Key Management Retention Agreement dated as of September 1,
            1999, by and between John F. Lawler, Jr. and Raytel Medical
            Corporation.

 EXHIBIT
 NUMBER                            EXHIBIT TITLE
---------                          -------------
*10.63(11)  Employment Agreement dated as of August 4, 1999, by and between Allan Zinberg and Raytel Medical Corporation.
*10.64(11)  Consulting Agreement dated as of January 1, 2000 by and between Allan Zinberg and Raytel Medical Corporation.
 10.65(12)  Stock Purchase Agreement dated as of May 31, 2000 between and among RTPS Acquisition Company, LLC, Raytel Medical
            Corporation, Raytel Texas Physician Services, Inc.
 10.66(13)  Master Termination Agreement entered into as of May 31, 2000 and effective as of November 10, 1999 between and among
            Southeast Texas Cardiology Associates, P.A., Southeast Texas
            Cardiology Associates II, P.A., Southeast Texas Cardiology
            Associates II, LLP, Rodolfo P. Sotolongo, M.D., Wayne S.
            Margolis, M.D., and Michael L. Smith, M.D., Raytel Southeast
            Management, L.P., Raytel Texas Physician Services, Inc.,
            Raytel Management Holdings, Inc. and Raytel Medical
            Corporation.
 10.67(14)  Fifth Amendment and Waiver to Amended and Restated Credit
            Agreement, dated December 15, 2000 among the Registrant,
            Fleet National Bank and BNP Paribas.
 10.68(15)  Stock Purchase Agreement dated as of March 9, 2001 and effective as of January 1, 2001, among Heart Institute
            Acquisition Corporation, Raytel Medical Corporation,
            Cardiovascular Ventures, Inc., and The Heart Institute of
            Port S. Lucie, Inc.
 10.69(3)   Plea Agreement dated June 25, 2001, resolving the U.S.
            Government's criminal investigation of the Registrant.
 21.1       List of subsidiaries of the Registrant.
 23.1       Consent of Arthur Andersen LLP.

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

 (2) Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K Report filed on October 23, 1998 (the "October 1998 Form 8-K").

 (3) Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-Q Report for the quarter ended June 30, 2001.

 (4) Incorporated by reference to Exhibit 1 to the October 1998 Form 8-K.

 (5) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, No. 33-97860, which became effective on November 30, 1995 (the "1995 Registration Statement").

 (6) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1996.

 (7) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1997.

 (8) Incorporated by reference to Exhibit 2.1 to the March 1998 Form 10-Q.

 (9) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1998.

(10) Incorporated by reference to identically numbered exhibits to the Registrant's Form 10-K Report for the year ended September 30, 1999.

(11) Incorporated by reference to the identically numbered exhibits to the Registrant's Form 10-Q Report for the quarter ended December 31, 1999.

(12) Incorporated by reference to Exhibit 10.59 to the Registrant's Form 10-Q Report for the quarter ended June 30, 2000 (the "June 2000 10-Q").

(13) Incorporated by reference to Exhibit 10.60 to the June 2000 10-Q.

(14) Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-Q Report for the quarter ended December 31, 2000.

(15) Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-Q Report for the quarter ended March 31, 2001.