Form 10-K/A
period 2001-09-30
RAYTEL MEDICAL CORP
filed 2002-01-28
CIK 1002017

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A

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

     The number of shares of the Registrant's Common Stock outstanding as of November 30, 2001, was 2,919,776.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

  RAYTEL IMAGING CENTERS

     The Imaging Centers are located in four states. All of the Imaging Centers offer MRI services, and four offer other imaging modalities. Raytel owns seven of the Imaging Centers and holds its interests in the other two through investments in limited partnerships (the "Ventures"), to which we provide management services, including data processing, billing and collection, accounting, marketing services and operational supervision. The Ventures have terms that expire between 2008 and 2025.

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

- ---------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of Raytel are as follows:

NAME                      AGE                                  POSITION
- ----                      ---                                  --------
Richard F. Bader........  64    Chairman of the Board of Directors and Chief Executive Officer
Jason Sholder...........  57    President and Chief Operating Officer, Raytel Cardiac Services, Inc.
Swapan Sen..............  49    President and Chief Operating Officer, Raytel Imaging Holdings, Inc.
John F. Lawler, Jr......  55    Vice President and Chief Financial Officer
Gene I. Miller..........  60    Director
Allan Zinberg...........  59    Director

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

     JASON SHOLDER joined us in May 2000 as a Senior Vice President of Raytel and President and Chief Operating Officer of our Raytel Cardiac Services subsidiary. From September 1999 until May 2000, he worked as an independent consultant. From June 1997 to September 1999, Mr. Sholder served as President, Cardiac Assist Division, of Datascope Corporation, a manufacturer of cardiac intra-aortic balloon catheters and pumps. From February 1977 to June 1997, he worked at Pacesetter, Inc., a manufacturer of implantable cardiac pacemakers, where most recently he held the position of Senior Vice President, Technology.

     SWAPAN SEN has been President and Chief Operating Officer of our Raytel Imaging Holdings subsidiary since May 2000 and a Senior Vice President of Raytel since December 1997. Prior thereto, he served as a Vice President of Raytel from February 1990, when he joined Raytel following the acquisition of Cardiac Datacorp, Inc. ("CDI"). Since our acquisition of Cardiovascular Ventures, Inc. ("CVI") in August 1997, Mr. Sen has had primary responsibilities for the day-to-day operations of Raytel's cardiovascular diagnostic facilities, and continues to have primary responsibility for the day-to-day operations of Raytel's imaging centers. From February 1990 to December 1991, he managed the three imaging centers associated with the CDI acquisition. From December 1985 to February 1990, Mr. Sen served in the same capacity with CDI.

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

     ALLAN ZINBERG retired in December 1999 as our President and Chief Operating Officer, a capacity in which he had served since December 1991. Mr. Zinberg joined us as President of our CDI subsidiary in February 1990, when we acquired CDI, and has served on our Board of Directors since that time. From June 1974 to February 1990, Mr. Zinberg was employed by CDI, where he served as a senior executive from June 1979 to February 1990.

     There are no family relationships among directors or executive officers of Raytel.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% stockholders were satisfied during the fiscal year ended September 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation earned for services rendered to us during each of the fiscal years ended September 30, 1999, 2000 and 2001 by Chief Executive Officer, our three other executive officers and one former executive officer who would have been among the five most highly compensated executive officers had he been an executive officer as of September 30, 2001 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                 ANNUAL COMPENSATION(1)     COMPENSATION
                                                 -----------------------   ---------------
                                        FISCAL                             OPTIONS GRANTED    ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR      SALARY       BONUS         (SHARES)       COMPENSATION
- ---------------------------             ------   ----------   ----------   ---------------   ------------
Richard F. Bader......................   2001     $293,253           --             --         $10,989(2)
  Chairman of the Board and              2000     $293,253     $ 75,000             --         $10,497(3)
  Chief Executive Officer                1999     $299,760     $190,000       100,0000(4)      $26,491(5)
Jason Sholder(6)......................   2001     $300,000           --             --         $   360(2)
  President and Chief Operating
  Officer, Raytel Cardiac Services       2000     $111,393           --         83,333         $    60(3)
Swapan Sen............................   2001     $250,001     $130,000             --         $10,989(2)
  President and Chief Operating
  Officer, Raytel Imaging Holdings       2000     $216,555     $110,000         66,666         $10,497(3)
                                         1999     $186,895     $110,000         20,333(4)      $22,886(5)
John F. Lawler, Jr....................   2001     $162,384           --             --         $10,899(2)
  Vice President and                     2000     $152,633     $  5,000             --         $10,122(3)
  Chief Financial Officer                1999     $137,525     $ 20,000          2,000(4)      $10,288(5)
David E. Wertheimer, M.D.(7)..........   2001     $105,000           --             --         $    36(2)
  Former Senior Vice President           2000     $420,000     $ 19,636             --         $    36(3)
                                         1999     $350,000     $ 20,000         12,333         $    36(5)

- ---------------

(1) Includes amounts (if any) deferred under our 401(k) Plan and our Executive Deferred Compensation Plan.

(2) Includes matching contributions by Raytel under its 401(k) Plan, contributions by Raytel to the Pension Plan for calendar year 2000 and life insurance premiums paid by Raytel for the benefit of the Named Executive Officer. The amounts representing 401(k) Plan contributions are $2,625 for each of Messrs. Bader, Sen and Lawler. The amounts representing Pension Plan contributions are $7,914 for each of Messrs. Bader, Sen and Lawler. The amounts representing life insurance premiums are $450 for each of Messrs. Bader and Sen, $360 for each of Messrs. Lawler and Sholder and $36 for Dr. Wertheimer.

(3) Includes matching contributions by Raytel under its 401(k) Plan, contributions by Raytel to the Pension Plan for calendar year 1999 and life insurance premiums paid by Raytel for the benefit of the Named Executive Officer. The amounts representing 401(k) Plan contributions are $2,625 for each of Messrs. Bader, Sen and Lawler. The amounts representing Pension Plan contributions are $7,422 for each of Messrs. Bader and Sen and $7,137 for Mr. Lawler. The amounts representing life insurance premiums are $450 for each of Messrs. Bader and Sen, $360 for Mr. Lawler, $60 for Mr. Sholder and $36 for Dr. Wertheimer.

(4) Consists of options granted in replacement of repriced options.

(5) Includes deferred compensation adjustment amounts of $15,993 for Mr. Bader and $12,066 for Mr. Sen. Also includes matching contributions by Raytel under its 401(k) Plan, contributions by Raytel to the Pension Plan for calendar year 1998 and life insurance premiums paid by Raytel for the benefit of the Named Executive Officer. The amounts representing 401(k) Plan contributions are $2,500 for Mr. Bader, $2,822 for Mr. Sen and $2,919 for Mr. Lawler. The amounts representing Pension Plan contributions are $7,548 for each of Messrs. Bader and Sen and for $7,009 for Mr. Lawler. The amounts representing life insurance premiums are $450 for each of Messrs. Bader and Sen, $360 for Mr. Lawler and $36 for Dr. Wertheimer.

(6) Mr. Sholder became President of our Raytel Cardiac Services, Inc. subsidiary on May 15, 2000.

(7) Dr. Wertheimer's employment with Raytel terminated effective January 1,
    2001.

STOCK OPTION GRANTS DURING FISCAL YEAR

     No stock options were granted to any Named Executive Officers during the fiscal year ended September 30, 2001.

OPTION EXERCISES AND YEAR-END HOLDINGS

     None of the Named Executive Officers exercised any options during the fiscal year ended September 30, 2001. The following table sets forth information concerning the stock options held as of September 30, 2001 by the Named Executive Officers:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                              NUMBER OF SHARES UNDERLYING        VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                                                   SEPTEMBER 30, 2001            SEPTEMBER 30, 2001(1)
                                             ------------------------------   ---------------------------
NAME                                         EXERCISABLE(2)   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----                                         --------------   -------------   -----------   -------------
Richard F. Bader...........................     140,508              --            --             --
Jason Sholder..............................      26,039          57,293            --             --
Swapan Sen.................................      39,080          54,251            --             --
John F. Lawler, Jr.........................       4,500             500            --             --
David E. Wertheimer, M.D...................          --              --            --             --

- ---------------

(1) Based on the closing price of $5.10 for our Common Stock as quoted on the Nasdaq SmallCap Market on September 28, 2001, less the exercise price.

(2) Options granted prior to October 1, 1995, including options granted more recently in replacement of such options, are fully exercisable, subject to Raytel's right to repurchase any unvested shares at the original exercise price in the event of the optionee's termination. Options (or shares issued upon exercise thereof) vest over periods of two to four years from the date of grant.

DIRECTOR COMPENSATION

     Non-employee directors are entitled to a fee of $1,500 for each Board meeting they attend. In addition, our 1995 Outside Directors Stock Option Plan (the "Directors Plan") provides for formula-based grants of options to non-employee directors. The Directors Plan provides that each non-employee director of ours shall be granted an option to purchase 2,000 shares of our common stock on the date on which the individual first becomes a non-employee director. Thereafter, on the date immediately following each annual stockholders' meeting, each non-employee director who is reelected at the meeting shall be granted an additional option to purchase 2,000 shares if, on that date, he or she has served on the Board of Directors for at least six months.

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

     In August 1999, upon the announcement of Mr. Zinberg's retirement as our President and Chief Operating Officer effective December 31, 1999, we entered into an employment agreement with Mr. Zinberg pursuant to which he was entitled to receive his annual salary in the amount of $292,253, in addition to standard health and dental benefits, until December 31, 2001.

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

EMPLOYMENT AGREEMENTS

     Messrs. Bader, Sen and Sholder have entered into employment agreements with Raytel that entitle each to receive a specified base annual salary, subject to increase by our Board of Directors from time to time, and such bonus as may be authorized from time to time by our Board. The agreement with Messrs. Bader and Sen expire in September 2002 and February 2002, respectively, subject to annual automatic extension for an additional year unless either party elects not to renew the agreement. The agreement with Mr. Sholder expires in May 2002, subject to annual extension for an additional year at our election. Each of the agreements requires the officer to devote his full time and attention to our affairs, with certain exceptions in the case of Mr. Sholder. If we terminate the employment of Mr. Bader, Sen or Sholder other than for cause (or if the officer voluntarily terminates his employment following certain specified actions by
us), the officer will be entitled to receive severance payments equal to his then current base salary, plus continued coverage under our employee benefit plans, for a period of 24 months following the date of termination in the cases of Messrs. Bader and Sen and 12 months following the date of termination in the case of Mr. Sholder, provided that the payments to which Mr. Sholder would be entitled during such 12-month period would be offset by any income he received from other employment during that period. The current annual base salaries of Messrs. Bader, Sen and Sholder are $293,253, $280,000 and $300,000, respectively. Mr. Bader is also entitled to an automobile allowance, pursuant to which he currently has exclusive use of an automobile owned by Raytel. Mr. Sholder is also entitled to a monthly automobile allowance in the amount of $700.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to us relating to the beneficial ownership of our common stock by (i) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each Named Executive Officer, (iii) each director and (iv) all executive officers and directors as a group, as of December 31, 2001:

                                                               NUMBER OF
                                                                 SHARES
                                                              BENEFICIALLY
NAME AND ADDRESS                                                OWNED(1)     PERCENT(1)
- ----------------                                              ------------   ----------
Rory Riggs(2)...............................................    288,113         12.2
  595 Madison Avenue, 19th Floor
  New York, NY 10022
Richard F. Bader(3).........................................    355,782          9.4
  c/o Raytel Medical Corporation
  2755 Campus Drive, Suite 200
  San Mateo, CA 94403
Hathaway & Associates, Ltd. ................................    244,000          8.4
  119 Rowayton Avenue
  Rowayton, CT 06853
Dimensional Fund Advisors, Inc. ............................    207,766          7.1
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Allan Zinberg(4)............................................     67,747          2.3
Swapan Sen(5)...............................................     54,515          1.8
Jason Sholder(6)............................................     36,456          1.2
Gene I. Miller(7)...........................................     10,341            *
John F. Lawler, Jr.(8)......................................      5,958            *
David E. Wertheimer, M.D. ..................................         --            *
All executive officers and directors as a group (6
  persons)(9)...............................................    463,130         14.5

- ---------------

 *  Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or will become exercisable within 60 days after December 31, 2001, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. In general, options granted under our 1983 Stock Option Plan, 1990 Stock Option Plan, 2000 Stock Option Plan and Directors Plan are exercisable to the extent they are vested. Options (or shares issued upon exercise thereof) vest over a period of two to four years from the date of grant. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. As of December 31, 2001, we had 2,919,472 shares of common stock outstanding.

(2) Consists of 342,516 shares held by Balfour LLC, of which Mr. Riggs is the sole member, and 13,266 shares that Mr. Riggs holds jointly with his sister.

(3) Includes 140,508 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2001.

(4) Includes 35,516 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2001.

(5) Includes 51,182 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2001.

(6) Consists of shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2001.

(7) Includes 6,833 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2001.

(8) Includes 4,625 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2001.

(9) Includes 275,120 shares issuable upon exercise of stock options that are currently exercisable or will be fully exercisable within 60 days after December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

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

(b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 2001

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2002                        RAYTEL MEDICAL CORPORATION

                                                           By: /s/ JOHN F. LAWLER
                                               ----------------------------------------------
                                                               John F. Lawler
                                                             Vice President and
                                                          Chief Financial Officer

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

- ---------------

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

NOTE 7.  PREFERRED STOCK AND COMMON STOCK:

     The Company has 2,000,000 shares of undesignated Preferred Stock authorized for issuance. The Company's Board of Directors has the authority to issue such Preferred Stock in one or more series and to

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES establish the terms of each series which may be greater than the rights of the Common Stock. As of September 30, 2001, no such shares had been issued.

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

  STOCK OPTION PLANS

     The Company has options outstanding under the 1983 Incentive Stock Option Plan as Amended (the "1983 Option Plan") the 1990 Stock Option Plan (the "1990 Option Plan"), and the 2000 Stock Option Plan (the "2000 Option Plan"). Generally, the 1983 Option Plan, the 1990 Option Plan and the 2000 Option Plan (together the "Plans") have similar terms. Terms for the option grants under the Plans, including exercise price, are set by the Board of Directors. The exercise price for incentive stock options must be at not less than the fair market value of the underlying stock at the date of grant. The exercise price for nonqualified options must be at not less than 85% of fair market value. Options granted under the Plans have a term of five to ten years from the date of grant. Vesting occurs ratably over a period ranging from two to four years beginning with the effective date of grant. In the event of a change in control, as defined, all options granted become exercisable.

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

     A summary of the status of the Company's three stock option plans at September 30, 2001, 2000 and 1999 and changes during the years then ended is presented in the tables below:

                                                             SEPTEMBER 30,
                                     -------------------------------------------------------------
                                            2001                 2000                 1999
                                     ------------------   ------------------   -------------------
                                               WEIGHTED             WEIGHTED              WEIGHTED
                                               AVERAGE              AVERAGE               AVERAGE
                                               EXERCISE             EXERCISE              EXERCISE
                                     SHARES     PRICE     SHARES     PRICE      SHARES     PRICE
                                     -------   --------   -------   --------   --------   --------
Outstanding, beginning of year.....  436,553    $9.78     323,679    $12.00     352,469    $20.46
Granted............................   67,500     3.66     195,667      6.90     222,817     11.07
Exercised..........................       --       --          --        --     (19,735)     6.06
Expired............................  (35,047)   10.67     (82,793)    11.55    (231,872)    24.48
                                     -------              -------              --------
Outstanding, end of year...........  469,006     8.94     436,553      9.78     323,679     12.00
                                     =======              =======              ========
Exercisable, end of year...........  289,135    10.27     207,172     11.34     148,733     11.82
                                     =======              =======              ========
Weighted average fair value of
  options granted..................              8.52                  6.63                  6.63

                                                  OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                               --------------------------   ----------------------
                                                  WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
                                                   AVERAGE       AVERAGE    EXERCISABLE   AVERAGE
OPTIONS OUTSTANDING SUMMARY    OUTSTANDING        REMAINING      EXERCISE      AS OF      EXERCISE
  RANGE OF EXERCISE PRICES      AT 9/30/01     LIFE (IN YEARS)    PRICE       9/30/01      PRICE
- ---------------------------   --------------   ---------------   --------   -----------   --------
     $2.625 - $35.625.......     494,056            7.12          $8.94       289,135      10.27

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

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
                                                  =======   =====   =======   =======

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

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

NOTE 12.  PRINCIPAL CUSTOMERS:

     All services performed by the Company are performed in the United States. No one customer accounted for more than 10% of the Company's total net patient and service revenues. However, certain sources of payment for the services, such as Medicare, HMOs, commercial insurers and other third party payors, do or could account for more than 10% of payments received.

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

     In connection with the investigation, Raytel has reviewed its compliance with Medicare billing and record-keeping requirements on a patient-by-patient basis. Pending such review, Raytel held Medicare reimbursement checks received subsequent to June 23, 2000 in payment of invoices for pacemaker monitoring services and established a special account for funds inadvertently deposited with respect to such services received since the date the investigation began. In addition, Raytel suspended billing for such services. Most of the checks have been deposited, most of the cash has been released from the special account, and new billings for services performed has commenced as most of the affected patients' records have been reviewed and found to be in compliance with applicable Medicare requirements. The total amount of such uncashed checks and funds deposited in such special account was approximately $400,000 as of September 30, 2001. Since Raytel recognizes revenue when patient services are provided, neither the special account arrangement nor the

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES deferred billing has had a direct impact on Raytel's operating results. If the Company's review discloses any patient billings that have not been fully compliant with Medicare requirements, any resulting billing adjustments or reversals will be charged against operating results in that current period. In addition, the Company has incurred substantial legal fees and other expenses in connection with the investigation and has accrued a reserve of $4,600,000 to cover the estimated amounts of these expenses. Additional expenses, if any, will adversely affect operating results in future periods. As of September 30, 2001, the Company had incurred legal fees and other expenses of approximately $3,945,000 related to the investigation. The remaining balance is included in "accrued other liabilities" on the Company's balance sheet. These expenses include legal fees incurred by certain employees in connection with the on-going investigation which were reimbursed by the Company in accordance with the requirements of Delaware Law and the Company's By-Laws.

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

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

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

- ---------------

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate all interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The difference is due to corporate overhead and other unallocated

                  RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES amounts which are reflected in the reconciliation to consolidated earnings before income taxes and discontinued operations (in thousands):

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

- ---------------

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

- ---------------

(1) The decrease in fiscal 2001 is due primarily to the sale of HFHI.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                            EXHIBIT TITLE
- ---------                          -------------
  3.1(1)    Restated Certificate of Incorporation of the Registrant.
  3.2(2)    Bylaws of the Registrant, as amended.
  3.3(3)    Certificate of Amendment of Certificate of Incorporation.
  4.1(4)    Rights Agreement dated as of August 14, 1998 between the
            Registrant and BankBoston N.A., as Rights Agent.
*10.1(5)    1983 Incentive Stock Option Plan, as amended.
*10.2(5)    1990 Stock Option Plan, as amended.
*10.3(5)    1995 Outside Directors Stock Option Plan.
*10.7(5)    Form of Indemnity Agreement for officers and directors.
*10.8(5)    Employment Agreement dated September 28, 1995 between the
            Registrant and Richard F. Bader.
*10.9(5)    Employment Agreement dated September 28, 1995 between the
            Registrant and Allan Zinberg.
 10.22(5)   Lease Agreement dated March 6, 1992 between the Registrant and Peninsula Office Park, as amended.
 10.24(5)   Agreement of Lease Dated July 22, 1983 between the
            Registrant and C.E. Towers Co., as amended, with Lease
            Assignment and Assumption Agreement Dated February 26, 1993
            between the Registrant and Medtronic, Inc. and Consent of
            C.E. Towers Co. dated February 12, 1993.
 10.28(5)   Joint Venture Agreement dated March 3, 1998 between Medical
            Imaging Partners, L.P. and California Medical Imaging
            Services, Inc., as amended, and related agreements.
 10.30(5)   MRI Diagnostic Partners I, L.P. 1986 Limited Partnership
            Agreement dated December 31, 1986, and related agreement and
            MRI Building Partners, L.P. 1986 Agreement of Limited
            Partnership dated December 31, 1986.
*10.41(6)   Employee Stock Purchase Plan dated May 8, 1996.
 10.42(6)   Amended and Restated Credit Agreement and form of Promissory
            Note dated August 14, 1996 among the Registrant, Bank of
            Boston Connecticut and Banque Paribas, and Bank of Boston
            Connecticut, as agent.
 10.45(7)   First Amendment to Amended and Restated Credit Agreement
            dated June 4, 1997 among the Registrant, Bank of Boston
            Connecticut and Banque Paribas, and Bank of Boston
            Connecticut, as agent.
 10.46(7)   Second Amendment to Amended and Restated Credit Agreement,
            dated September 26, 1997 among the Registrant, Bank of
            Boston Connecticut and Banque Paribas, and Bank of Boston
            Connecticut, as agent.
 10.50(7)   Noncompetition Agreement, dated as of August 15, 1997, by
            and between David E. Wertheimer and Raytel Medical
            Corporation.
*10.52(8)   Employment Agreement dated as of March 1, 1998, by and
            between Swapan Sen and Raytel Medical Corporation.
 10.55(9)   Third Amendment to Amended and Restated Credit Agreement
            dated July 24, 1998 among the Registrant, Bank of Boston
            Connecticut and Banque Paribas, and BankBoston, as agent.
 10.58(10)  Fourth Amendment to Amended and Restated Credit Agreement,
            dated July 24, 1998 among the Registrant, Bank of Boston
            Connecticut and Banque Paribas, and BankBoston, as agent.
 10.59(10)  Commercial Office Lease dated July 19, 1999 between
            Registrant and USGC Joint Venture.
*10.60(10)  Key Management Retention Agreement dated as of September 1,
            1999, by and between Swapan Sen and Raytel Medical
            Corporation.
*10.62(10)  Key Management Retention Agreement dated as of September 1,
            1999, by and between John F. Lawler, Jr. and Raytel Medical
            Corporation.
*10.63(11)  Employment Agreement dated as of August 4, 1999, by and between Allan Zinberg and Raytel Medical Corporation.
*10.64(11)  Consulting Agreement dated as of January 1, 2000 by and between Allan Zinberg and Raytel Medical Corporation.
 10.65(12)  Stock Purchase Agreement dated as of May 31, 2000 between and among RTPS Acquisition Company, LLC, Raytel Medical
            Corporation, Raytel Texas Physician Services, Inc.

 EXHIBIT
 NUMBER                            EXHIBIT TITLE
- ---------                          -------------
 10.66(13)  Master Termination Agreement entered into as of May 31, 2000 and effective as of November 10, 1999 between and among
            Southeast Texas Cardiology Associates, P.A., Southeast Texas
            Cardiology Associates II, P.A., Southeast Texas Cardiology
            Associates II, LLP, Rodolfo P. Sotolongo, M.D., Wayne S.
            Margolis, M.D., and Michael L. Smith, M.D., Raytel Southeast
            Management, L.P., Raytel Texas Physician Services, Inc.,
            Raytel Management Holdings, Inc. and Raytel Medical
            Corporation.
 10.67(14)  Fifth Amendment and Waiver to Amended and Restated Credit
            Agreement, dated December 15, 2000 among the Registrant,
            Fleet National Bank and BNP Paribas.
 10.68(15)  Stock Purchase Agreement dated as of March 9, 2001 and effective as of January 1, 2001, among Heart Institute
            Acquisition Corporation, Raytel Medical Corporation,
            Cardiovascular Ventures, Inc., and The Heart Institute of
            Port S. Lucie, Inc.
 10.69(3)   Plea Agreement dated June 25, 2001, resolving the U.S.
            Government's criminal investigation of the Registrant.
*10.70      2000 Stock Option Plan.
*10.71      Employment Agreement dated as of May 22, 2000, by and
            between Jason Sholder, Raytel Medical Corporation and Raytel
            Cardiac Services Corporation.
 21.1       List of subsidiaries of the Registrant.
 23.1       Consent of Arthur Andersen LLP.

- ---------------

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