Form 10-Q
period 2001-12-31
RAYTEL MEDICAL CORP
filed 2002-02-19
CIK 1002017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2001; or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________________ to _________________

Commission File Number: 0-27186

RAYTEL MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2787342 (I.R.S. Employer Identification No.)

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

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of January 31, 2002

Common Stock ($.001 par value)	2,919,822

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND SEPTEMBER 30, 2001
(000’s omitted)

ASSETS

	December 31,	September 30,
	2001	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$5,983	$6,095
Cash held for special purpose	127	400

Total cash	6,110	6,495
Receivables, net	31,545	31,404
Prepaid expenses and other	1,776	2,485

Total current assets	39,431	40,384
Property and equipment, less accumulated depreciation and amortization	13,611	14,187
Intangible assets, less accumulated amortization	18,583	18,590
Other assets	48	68

Total assets	$71,673	$73,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,858	$15,151
Accounts payable	5,611	4,757
Accrued compensation and benefits	2,282	2,636
Accrued liabilities	3,979	4,898

Total current liabilities	14,730	27,442
Long-term debt and capital lease obligations, net of current portion	21,067	9,853
Minority interest in consolidated entities	658	1,003

Total liabilities	36,455	38,298

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	62,678	62,672
Retained earnings (accumulated deficit)	(23,841)	(24,122)

	38,840	38,553
Less treasury stock, at cost	(3,622)	(3,622)

Total stockholders’ equity	35,218	34,931

Total liabilities and stockholders’ equity	$71,673	$73,229

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)
(000’s omitted, except per share amounts)

	Three Months Ended December 31,

	2001	2000

Revenues:
Cardiac information services	$9,299	$9,551
Diagnostic imaging services	6,852	5,998
Heart facilities and other	1,910	1,699

Total revenues	18,061	17,248

Costs and expenses:
Operating costs	8,409	7,777
Selling, general and administrative expenses	7,218	7,155
Depreciation and amortization	1,537	1,675

Total costs and expenses	17,164	16,607

Operating income	897	641
Interest expense	496	560
Other expense (income), net	(73)	(218)
Minority interest	13	53

Income from continuing operations before income taxes	461	246
Provision for income taxes	180	95

Income from continuing operations	281	151
Discontinued operations:
Loss from discontinued operations, net of tax benefit	—	(141)

Net income	$281	$10

Basic income (loss) per share:
Income from continuing operations	$.10	$.05
Loss from discontinued operations	—	(.05)

Total	$.10	$0

Diluted income (loss) per share:
Income from continuing operations	$.10	$.05
Loss from discontinued operations	—	(.05)

Total	$.10	$0

Weighted average shares outstanding:
Basic	2,919	2,917

Diluted	2,953	2,919

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)
(000’s omitted)

	December 31,

	2001	2000

Cash flows from operating activities:
Net income	$281	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,537	1,675
Minority interest	13	53
Other, net	103	433
Changes in operating accounts:
Receivables, net	(141)	581
Prepaid expenses and other	709	413
Accounts payable	854	442
Accrued liabilities and other	(999)	(2,016)

Net cash provided by operating activities	2,357	1,591

Cash flows from investing activities:
Capital expenditures	(992)	(900)
Other, net	173	(18)

Net cash used in investing activities	(819)	(918)

Cash flows from financing activities:
Income distributions to limited partners	(273)	(608)
Proceeds from (pay-down of) line of credit	(918)	(1,000)
Proceeds from (principal repayments of) debt	(160)	(202)
Capitalized financing costs	(493)	—
Other, net	(79)	—

Net cash used in financing activities	(1,923)	(1,810)

Net decrease in cash and cash equivalents	(385)	(1,137)
Cash and cash equivalents at beginning of period	6,495	8,781

Cash and cash equivalents at end of period	$6,110	$7,644

Notes to Unaudited Condensed Consolidated Financial Statements for the Three Month Periods Ended December 31, 2001 and 2000.

1.	Presentation of Unaudited Interim Condensed Consolidated Financial Statements

     Information in the accompanying interim condensed consolidated financial statements and notes to the financial statements of Raytel Medical Corporation (“Raytel” or the “Company”) as of December 31, 2001 and for the three month periods ended December 31, 2001 and 2000 is unaudited. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all information considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and Forms 8-K filed during the three months ended December 31, 2001.

2.	Office of the Inspector General Investigation

     From June 2000 through June 2001, Raytel was the subject of a grand jury investigation conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the Department of Health and Human Services (the “OIG”). The investigation involved certain business practices of the transtelephonic cardiac pacemaker monitoring business conducted by Raytel Cardiac Services, Inc., a wholly-owned subsidiary of the Company (“RCS”), at its facilities in Windsor, Connecticut and New York, New York. The investigation did not involve Raytel’s other healthcare services, such as RCS’ cardiac event detection services or Raytel’s diagnostic imaging services or other cardiac-related businesses, nor did it involve RCS’ transtelephonic pacemaker monitoring operations conducted at its Haddonfield, New Jersey facility, which followed testing practices similar to those followed at the Connecticut and New York facilities.

     In June 2001, RCS reached an agreement with the federal government to resolve the issues that were the subject of the investigation. In accordance with that agreement, on June 25, 2001, RCS pled guilty in U.S. District Court in Hartford, Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, in October 2001, the Company and RCS entered into an agreement with the government to resolve related civil claims. Under the criminal and civil settlements, RCS agreed to pay a total of $11,500,000 to the government over a five year period, with interest of 7% per annum on the unpaid balance, to resolve the criminal and civil allegations relating to the practices of RCS’ Connecticut and New York transtelephonic monitoring operations which were the subject of the investigation. Raytel guaranteed RCS’ payment obligations under the settlement agreement. RCS also entered into a corporate integrity agreement under which it agreed that its ongoing operations would conform to specified guidelines. As of December 31, 2001, $1,500,000 had been paid to the government, and the next payment of $2,000,000 is due in June 2002. RCS’ guilty plea did not adversely affect its participation in the Medicare program or other federal healthcare programs.

     The Company incurred substantial legal fees and other expenses in connection with the investigation and established a reserve of $4,600,000 to cover the estimated amounts of these expenses. As of December 31, 2001, the Company had incurred legal fees and other expenses of approximately $4,358,000 related to the investigation, including legal fees incurred by certain RCS employees in connection with the investigation which were reimbursed by RCS in accordance with the requirements of Delaware Law and RCS’ By-Laws. The remaining balance of the reserve is included in “accrued liabilities” on the Company’s balance sheet. Additional expenses, if any, will adversely affect operating results in future periods.

     In addition to these direct expenses, the investigation, the related internal compliance review, and settlement negotiations with the government diverted the efforts and attention of a number of Raytel’s management and administrative personnel. The impact of this diversion reduced the efficiency of RCS’ pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarter ended September 30, 2000 and throughout the fiscal year ended September 30, 2001. Although the investigation has now been concluded, implementation of the corporate integrity agreement continues to require the time and attention of Raytel and RCS management and a number of

RCS’ administrative personnel. In addition, RCS’ guilty plea entered into under its agreement with the government constituted a default under Raytel’s bank credit facility. In November 2001, Raytel entered into a new revolving line of credit arrangement and repaid all outstanding indebtedness under its bank facility. However, RCS’ guilty plea could adversely affect Raytel’s ability to obtain debt or equity financing in the future.

     In connection with the civil settlement agreement, neither the Company nor RCS admitted liability for the government’s allegations, and the settlement agreement did not release the Company or RCS from any future claims arising out of their other business operations, including RCS’ transtelephonic pacemaker operations conducted at its New Jersey facility. In December 2001, RCS submitted claims which would result in reimbursements totaling approximately $1,500,000 for transtelephonic monitoring services performed at the New Jersey facility between June 2000 and January 2001 which had not complied in all respects with certain technical requirements of Medicare’s policy guidelines relating to the duration of testing sessions. These claims are currently pending with RCS’ Medicare carrier. By letter dated December 28, 2001, the Department of Health and Human Services advised RCS that it could not instruct the carrier to pay claims for services that did not comply with these guidelines. In January 2002, the carrier advised RCS that it would require additional information to adjudicate the claims. RCS is in the process of providing additional information to the carrier. RCS believes that its testing procedures were clinically adequate and intends to appeal any adverse decision of the carrier with respect to these claims. Since January 2001, tests performed at the New Jersey facility have complied with the policy guidelines in question.

3.	Line of Credit

     On December 15, 2000, the Company’s line of credit agreement with two banks was amended to reduce the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank’s prime rate plus 50 basis points, at the option of the Company, and the date for repayment was extended to October 1, 2001. A new non-financial covenant was added under which any civil financial settlement in excess of $1,000,000 or any criminal charges relating to the ongoing OIG investigation would constitute an event of default. On March 16, 2001, the line of credit was further reduced to $14,900,000 in connection with the sale of the Company’s HFHI subsidiary. Consistent with the terms of the December 2000 amendments to the line of credit agreement, the line of credit was further reduced by $2,500,000 on June 30, 2001 to $12,400,000. RCS’ guilty plea, entered into under its settlement with the federal government, constituted a default under the line of credit agreement. See Note 2. In October and November 2001, the interest rate under the line of credit was increased to 400 basis points over the bank’s prime rate.

     In November 2001, the Company entered into a new two-year revolving credit facility with Healthcare Business Credit Corporation under which it may borrow up to $15,000,000. Loans under the facility bear interest at prime plus 1% per annum and are secured by accounts receivable, inventories, capital equipment and other assets of Raytel and certain of its subsidiaries and affiliated entities. The Company’s access to the line of credit is subject to certain financial and other covenants and conditions. Raytel used the initial proceeds of the new facility to repay outstanding indebtedness of approximately $12,300,000 under the credit line that matured on October 1, 2001. At December 31, 2001, there was approximately $11,369,000 outstanding under the line of credit which was classified as long-term debt on the Company’s balance sheet.

4.	Discontinued Operations

     In March 2001, effective January 1, 2001, the Company completed the sale of its wholly-owned subsidiary, Heart and Family Health Institute (“HFHI”), to a new company organized by physicians practicing at HFHI. The Company received a cash purchase price of $8,311,000, net of transaction expenses, for all the common stock of the subsidiary. The Company reported a $19,353,000 loss on the transaction related primarily to the write-off of unamortized intangible assets. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company did not provide for any tax benefit that may result from this transaction. As a result, the Company reported the results of HFHI and the loss on disposal as a discontinued operation and the related operating results have been reported separately from continuing operations for all applicable periods presented.

     Revenues attributable to HFHI during the three months ended December 31, 2001 and 2000 were $0 and $3,948,000, respectively. The loss from discontinued operations of $141,000 for the three months ended December 31, 2000 was attributable to HFH1 and was net of a tax benefit of $90,000.

5.	Reverse Stock Split

     On May 9, 2001, the Board of Directors effected a one-for-three reverse split of the Company’s common stock. The accompanying condensed consolidated financial statements reflect such reverse stock split for all periods presented.

6.	Net Income Per Share

     For the three months ended December 31, 2001 and 2000, basic and diluted earnings per share are calculated as follows:

	Three months
	ended December 31,

	2001	2000

(000’s omitted, except per share amounts)

Basic Income (Loss) per Share:
Income from continuing operations	$.10	$.05
Loss from discontinued operations	—	(.05)

Total	$.10	$.00

Weighted average shares outstanding	2,919	2,917

Diluted Income (Loss) per Share:
Income from continuing operations	$.10	$.05
Loss from discontinued operations	—	(.05)

Total	$.10	$.00

Weighted average shares outstanding	2,919	2,917
Shares to be issued	—	2
Dilutive effect of options	34	—

	2,953	2,919

     Additional options to purchase shares of common stock were outstanding during the three months ended December 31, 2001 and 2000, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period. These additional outstanding options and their exercise prices are as follows:

	Three months
	ended December 31,

	2001	2000

Options outstanding	313,855	435,615
Range of exercise prices	$6.375-$35.625	$4.26-$35.625

7.	New Accounting Standards

     The Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, in July 2001 (effective for fiscal 2003). Statement No. 141 will not have an effect on the Company’s results and the Company is currently assessing what effect, if any, Statement No. 142 will have on its results. In August 2001, (effective for fiscal 2003) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. The Company is currently assessing what effect, if any, Statement No. 144 will have on its results.

8.	Merger Agreement

     On February 8, 2002, the Company announced that it had signed a definitive merger agreement pursuant to which SHL TeleMedicine Ltd. (SWX: SHLTN or “SHL”), a developer and marketer of telemedicine devices and provider of telemedicine services, will acquire Raytel. According to the terms of the agreement, by February 22, 2002, a subsidiary of SHL will begin a tender offer for all of Raytel’s outstanding shares at a price of $10.25 per share in cash. Following the completion of the tender offer, the SHL subsidiary will be merged into Raytel in a transaction in which any Raytel shares not tendered will be converted into the right to receive the same per share cash price paid in the tender offer. The transaction is not conditioned upon financing but is subject to the satisfaction or waiver of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis includes a number of forward-looking statements which reflect management’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed under “Business Environment and Future Results” and elsewhere in this Item, that could cause actual results to differ materially from historical results or those anticipated. In this Item, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

     We generate our revenues from cardiac information services (which includes telephonic monitoring services for cardiac pacemaker patients (“Pacing”), cardiac event detection services (“CEDS”) and Holter monitoring), from diagnostic imaging services and from facilities providing diagnostic, therapeutic and patient management services primarily associated with cardiovascular disease.

     From June 2000 through June 2001, Raytel was the subject of a grand jury investigation conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the Department of Health and Human Services (the “OIG”). The investigation involved certain business practices of the transtelephonic cardiac pacemaker monitoring business conducted by Raytel Cardiac Services, Inc., our wholly-owned subsidiary (“RCS”), at its facilities in Windsor, Connecticut and New York, New York. The investigation did not involve our other healthcare services, such as RCS’ cardiac event detection services or Raytel’s diagnostic imaging services or other cardiac-related businesses, nor did it involve RCS’ transtelephonic pacemaker monitoring operations conducted at its Haddonfield, New Jersey facility, which followed testing practices similar to those followed at the Connecticut and New York facilities.

     In June 2001, RCS reached an agreement with the federal government to resolve the issues that were the subject of the investigation. In accordance with that agreement, on June 25, 2001, RCS pled guilty in U.S. District Court in Hartford, Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, in October 2001, Raytel and RCS entered into an agreement with the government to resolve related civil claims. Under the criminal and civil settlements, RCS agreed to pay a total of $11,500,000 to the government over a five year period, with interest of 7% per annum on the unpaid balance, to resolve the criminal and civil allegations relating to the practices of RCS’ Connecticut and New York transtelephonic monitoring operations which were the subject of the investigation. Raytel guaranteed RCS’ payment obligations under the settlement agreement. RCS also entered into a corporate integrity agreement under which it agreed that its ongoing operations would conform to specified guidelines. As of December 31, 2001, $1,500,000 had been paid to the government, and the next payment of $2,000,000 is due in June 2002. RCS’ guilty plea did not adversely affect its participation in the Medicare program or other federal healthcare programs.

     We incurred substantial legal fees and other expenses in connection with the investigation and established a reserve of $4,600,000 to cover the estimated amounts of these expenses. As of December 31, 2001, we had incurred legal fees and other expenses of approximately $4,358,000 related to the investigation, including legal fees incurred by certain RCS employees in connection with the investigation which were reimbursed by RCS in accordance with the requirements of Delaware Law and RCS’ By-Laws. The remaining balance of the reserve is included in “accrued liabilities” on our balance sheet. Additional expenses, if any, will adversely affect our operating results in future periods.

     In addition to these direct expenses, the investigation, the related internal compliance review, and settlement negotiations with the government diverted the efforts and attention of a number of our management and administrative personnel. The impact of this diversion reduced the efficiency of RCS’ pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarter ended September 30, 2000 and throughout the fiscal year ended September 30, 2001. Although the investigation has now been concluded, implementation of the corporate integrity agreement continues to require the time and attention of Raytel and RCS management and a number of RCS’ administrative personnel. In addition, RCS’ guilty plea entered into under its agreement with the government constituted a default under Raytel’s bank credit facility. In November 2001, Raytel entered into a new revolving line of credit arrangement and repaid all outstanding indebtedness under its bank facility. However, RCS’ guilty plea could adversely affect our ability to obtain debt or equity financing in the future.

     In connection with the civil settlement agreement, neither Raytel nor RCS admitted liability for the government’s allegations, and the settlement agreement did not release Raytel or RCS from any future claims arising out of their other business operations, including RCS’ transtelephonic pacemaker operations conducted at its New Jersey facility. In December 2001, RCS submitted claims which would result in reimbursements totaling approximately $1,500,000 for transtelephonic monitoring services performed at the New Jersey facility between June 2000 and January 2001 which had not complied in all respects with certain technical requirements of Medicare’s policy guidelines relating to the duration of testing sessions. These claims are currently pending with RCS’ Medicare carrier. By letter dated December 28, 2001, the Department of Health and Human Services advised RCS that it could not instruct the carrier to pay claims for services that did not comply with these guidelines. In January 2002, the carrier advised RCS that it would require additional information to adjudicate the claims. RCS is in the process of providing additional information to the carrier. RCS believes that its testing procedures were clinically adequate and intends to appeal any adverse decision of the carrier with respect to these claims. Since January 2001, tests performed at the New Jersey facility have complied with the policy guidelines in question.

     In March 2001, effective January 1, 2001, we completed the sale of our wholly-owned subsidiary, HFHI, to a new company organized by physicians practicing at HFHI, including David Wertheimer, M.D., who had served as President of the subsidiary as well as an officer of Raytel and a member of Raytel’s Board of Directors. We received a cash purchase price of $8,311,000, net of transaction expenses, for all of the common stock of the subsidiary. Approximately $1,234,000 of the proceeds were used to pre-pay leases for equipment used at the HFHI facility, $5,100,000 was used to reduce the indebtedness under our bank credit facility and the balance was used for working capital purposes. We reported the results of operations of HFHI and the loss on disposal as discontinued operations for all applicable periods presented. The loss on disposal of $19,353,000 represents a one-time non-cash charge, consisting primarily of the write-off of intangible assets. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, we have not provided for any tax benefit that may result from this transaction. Revenues attributable to HFH1 in the three months ended December 31, 2001 and 2000 were $0 and $3,948,000 respectively. The loss from discontinued operations of $141,000 for the three months ended December 31, 2000 was attributable to HFHI and was net of a tax benefit of $90,000.

     On February 8, 2002, we announced that we had signed a definitive merger agreement pursuant to which SHL TeleMedicine Ltd. (SWX: SHLTN or “SHL”), a developer and marketer of telemedicine devices and provider of telemedicine services, will acquire Raytel. According to the terms of the agreement, by February 22, 2002, a subsidiary of SHL will begin a tender offer for all of Raytel’s outstanding shares at a price of $10.25 per share in cash. Following the completion of the tender offer, the SHL subsidiary will be merged into Raytel in a transaction in which any Raytel shares not tendered will be converted into the right to receive the same per share cash price paid in the tender offer. The transaction is not conditioned upon financing but is subject to the satisfaction of or waiver of customary closing conditions.

Results of Operations

     Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000.

     Revenues. For the three months ended December 31, 2001, total revenues were $18,061,000 compared to $17,248,000 for the three months ended December 31, 2000, representing an increase of $813,000, or 4.7%.

     Cardiac information services revenues were $9,299,000 for the three months ended December 31, 2001, compared to $9,551,000 for the three months ended December 31, 2000, a decrease of $252,000, or 2.6%. The decrease in revenues for cardiac information services was due primarily to lower revenues from Pacing operations as a result of lower test volumes and lower average selling prices and, to a lesser extent, lower revenues from Holter monitoring due to lower test volumes. Diagnostic imaging services revenues were $6,852,000 for the three months ended December 31, 2001, compared to $5,998,000 for the three months ended December 31, 2000, an increase of $854,000, or 14.2%, due primarily to increases in revenue at certain centers and the imaging network resulting from increases in patient volumes. Heart facilities and other revenues were $1,910,000 for the three months ended December 31, 2001, compared to $1,699,000 for the three months ended December 31, 2000, an increase of $211,000, or 12.4%, due primarily to higher revenues at certain cardiovascular diagnostic facilities.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $695,000, or 4.7%, from $14,932,000 for the three months ended December 31, 2000 to $15,627,000 for the three months ended December 31, 2001, due primarily to higher expenses related to diagnostic imaging services, partially offset by decreases in costs and expenses related to cardiac information services. Operating costs and selling, general and administrative expenses as a percentage of total revenues decreased by .1%, from 86.6% for the three months ended December 31, 2000 to 86.5% for the three months ended December 31, 2001.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $138,000, or 8.2%, from $1,675,000 for the three months ended December 31, 2000 to $1,537,000 for the three months ended December 31, 2001 and decreased as a percentage of revenues from 9.7% for the three months ended December 31, 2000 to 8.5% for the three months ended December 31, 2001 as a result of higher revenues and lower expense.

     Operating Income. As a result of the foregoing factors, operating income increased by $256,000, or 39.9%, from $641,000 for the three months ended December 31, 2000 to $897,000 for the three months ended December 31, 2001.

     Interest Expense. Interest expense decreased by $64,000, or 11.4%, from $560,000 for the three months ended December 31, 2000 to $496,000 for the three months ended December 31, 2001 due primarily to a decrease in the average amount of debt outstanding and, to a lesser extent, a decline in interest rates, partially offset by the amortization of deferred costs related to our new credit facility.

     Other Expense (Income). Other income decreased by $145,000 from $218,000 for the three months ended December 31, 2000 to $73,000 for the three months ended December 31, 2001.

     Minority Interest. Minority interest decreased by $40,000 from $53,000 for the three months ended December 31, 2000 to $13,000 for the three months ended December 31, 2001 due primarily to decreased income in certain cardiovascular diagnostic facilities.

     Income Taxes. The provision for income taxes increased by $85,000 from $95,000 for the three months ended December 31, 2000 to $180,000 for the three months ended December 31, 2001 as result of increased taxable income. There was no change in our effective tax rate between the two periods.

     Loss From Discontinued Operations. Loss from discontinued operations was $141,000, net of tax benefit, for the three months ended December 31, 2000.

     Net Income. As a result of the foregoing factors, net income increased by $271,000 from $10,000 for the three months ended December 31, 2000 to $281,000 for the three months ended December 31, 2001.

Segment Information

     Our reportable segments are strategic business units that offer different services. We have three reportable segments: Cardiac Information Services (“Information”); Diagnostic Imaging Services (“Imaging”); and Heart Facilities and Other (“Facilities”). The Information segment provides Pacing, CEDS and Holter monitoring services utilizing telephonic and Internet communication technology. The Imaging segment operates a network of diagnostic imaging centers throughout the United States. The Facilities segment provides diagnostic, therapeutic and patient management services primarily associated with cardiovascular disease.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2001) except that we do not allocate all interest expense, taxes or corporate overhead to the individual segments. We evaluate performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The difference is due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings before income taxes and discontinued operations (in thousands):

	Information	Imaging	Facilities	Total

For the three months ended December 31, 2001:
Net revenue	$9,299	$6,852	$1,910	$18,061
Total operating expenses	8,100	5,358	1,395	14,853

Segment contribution	1,199	1,494	515	3,208
Depreciation and amortization	853	413	211	1,477
Interest expense	—	32	25	57
Minority interest/other expense (income), net	—	(95)	(114)	(209)

Segment profit	$346	$1,144	$393	$1,883

Segment assets	$41,524	$15,271	$9,610	$66,405

Capital expenditures	$309	$657	$26	$992

	Information	Imaging	Facilities	Total

For the three months ended December 31, 2000:
Net revenue	$9,551	$5,998	$1,699	$17,248
Total operating expenses	8,413	4,399	1,239	14,051

Segment contribution	1,138	1,599	460	3,197
Depreciation and amortization	849	428	297	1,574
Interest expense	—	61	31	92
Minority interest/other expense (income), net	6	1	(20)	(13)

Segment profit	$283	$1,109	$152	$1,544

Segment assets	$43,785	$14,516	$32,606	$90,907

Capital expenditures	$743	$44	$82	$869

	Three Months Ended December 31,

	2001	2000

Segment profit	$1,883	$1,544
Unallocated amounts:
Corporate general and administrative expenses	774	881
Corporate depreciation and amortization	60	101
Corporate interest expense	439	468
Corporate other expense (income), net	149	(152)

Income from continuing operations before income taxes	$461	$246

Business Environment and Future Results

     Our future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond our control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of our revenues are derived from Medicare, HMOs, commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Revenue from the our Pacing operations during the last three fiscal years has been impacted by Medicare reimbursement changes. Reimbursement rate reductions applicable to our Pacing procedures became effective on January 1, 1999 and had a negative effect on Pacing revenue for calendar year 1999. There was a slight increase in Medicare reimbursement rates effective January 1, 2000 and again effective January 1, 2001; however, there was a decrease effective January 1, 2002. We cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to us, or that future reimbursement of any service that we offer will be sufficient to cover the costs and overhead allocated to such service.

     From time to time, Congress considers legislation to reduce Medicare and Medicaid expenditures. Future legislation of this type could have a material adverse effect on our business, financial condition and operating results. Governmental agencies promulgate regulations which mandate changes in the method of delivering services which could have a material adverse effect on our business.

     An element of our strategy is to expand, in part, through acquisitions and investments in complementary healthcare businesses. The implementation of this strategy may place significant strain on our administrative, operational and financial resources and increase demands on our systems and controls. There can be no assurances that businesses which we may acquire, in the future will be integrated successfully and profitably into our operations, that suitable acquisitions or investment opportunities will be identified, or that any such transactions can be consummated.

     Providers of healthcare services are subject to numerous federal, state and local laws and regulations that govern various aspects of their business. There can be no assurance that we will be able to obtain regulatory approvals that may be required to expand or services or that new laws or regulations will not be enacted or adopted that will have a material adverse effect on our business, financial condition or operating results.

     The healthcare businesses in which we are engaged are highly competitive. We expect competition to increase as a result of ongoing consolidations and cost-containment pressures, among other factors.

     The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in our operating results, shortfalls in such operating results from levels forecasted by securities analysts and other events or factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices of companies in the healthcare service industries and that have often been unrelated to the operating performance of the affected companies. Announcements of changes in reimbursement policies of third-party payors, legislative or regulatory developments, economic news and other external factors may have a significant impact on the market price of healthcare stocks.

Liquidity and Capital Resources

     At December 31, 2001, we had working capital of $24,701,000, compared to $12,942,000 at September 30, 2001, which reflected the balance outstanding under our former line of credit as a current liability. At December 31, 2001, we had cash and cash equivalents of $6,110,000.

     We batch-bill Medicare insurance carriers for most cardiac testing services performed during the first few months of each calendar year. This practice results in a temporary build-up of accounts receivable during our second and third fiscal quarters, with the collection of these receivables occurring primarily during the subsequent fourth fiscal quarter.

     On December 15, 2000, our line of credit agreement with two banks was amended to reduce the line of credit to $20,000,000 and to revise certain financial and other covenants and terms. The interest rate was changed to be based on LIBOR plus 275 basis points, or the bank’s prime rate plus 50 basis points, at our option, and the date for repayment was extended to October 1, 2001. A new non-financial covenant was added under which any civil financial settlement in excess of $1,000,000 or any criminal charges relating to the then-pending OIG investigation would constitute an event of default. On March 16, 2001, the line of credit was further reduced to $14,900,000 in connection with the sale of our HFHI subsidiary. Consistent with the terms of the December 2000 amendments to the line of credit agreement, the line of credit was further reduced by $2,500,000 on June 30, 2001 to $12,400,000. RCS’ guilty plea, entered into under its settlement with the federal government, constituted a default under the line of credit agreement. In October and November 2001, the interest rate under the line of credit was increased to 400 basis points over the bank’s prime rate.

     In November 2001, we entered into a new two-year revolving credit facility with Healthcare Business Credit Corporation under which we may borrow up to $15,000,000. Loans under the facility bear interest at prime plus 1% per annum and will be secured by accounts receivable, inventories, capital equipment and other assets of Raytel and certain of its subsidiaries and affiliated entities. We used the initial proceeds of the new facility to repay outstanding indebtedness of approximately $12,287,000 under the credit line that matured on October 1, 2001. At December 31, 2001, there was approximately $11,369,000 outstanding under the new credit facility. The facility matures on November 30, 2003 and, therefore, indebtedness outstanding under the line as of December 31, 2001 was classified as a long-term liability on our balance sheet.

     Our long-term capital requirements will depend on numerous factors, including the rate at which we develop new products and services and acquires other businesses, if any. Our ability to meet our working capital and capital expenditure needs for the next twelve months is dependent upon our ability to sustain profitability.

     We may require additional capital if, for example, we were to experience operating losses or if we were to pursue one or more business acquisitions. We cannot be certain that additional financing will be available when required, or at all. RCS’ guilty plea pursuant to the settlement agreement entered into with the federal government in 2001 could adversely affect our ability to obtain debt or equity financing in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     We do not hold any marketable equity securities, foreign currencies or derivative financing instruments in its investment portfolio. We are is exposed to market risk from interest rate fluctuations because it uses variable rate debt to finance working capital requirements. We are does not believe that there is any material market risk exposure with respect to other financial instruments that would require disclosure under this Item.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From June 2000 through June 2001, Raytel was the subject of a grand jury investigation conducted under the direction of the United States Attorney for the District of Connecticut and the Office of the Inspector General of the Department of Health and Human Services (the “OIG”). The investigation involved certain business practices of the transtelephonic cardiac pacemaker monitoring business conducted by Raytel Cardiac Services, Inc., our wholly-owned subsidiary (“RCS”), at its facilities in Windsor, Connecticut and New York, New York. The investigation did not involve our other healthcare services, such as RCS’ cardiac event detection services or Raytel’s diagnostic imaging services or other cardiac-related businesses, nor did it involve RCS’ transtelephonic pacemaker monitoring operations conducted at its Haddonfield, New Jersey facility, which followed testing practices similar to those followed at the Connecticut and New York facilities.

     In June 2001, RCS reached an agreement with the federal government to resolve the issues that were the subject of the investigation. In accordance with that agreement, on June 25, 2001, RCS pled guilty in U.S. District Court in Hartford, Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, in October 2001, Raytel and RCS entered into an agreement with the government to resolve the related civil claims. Under the criminal and civil settlements, RCS agreed to pay a total of $11,500,000 to the government over a five year period, with interest of 7% per annum on the unpaid balance, to resolve the criminal and civil allegations relating to the practices of RCS’ Connecticut and New York transtelephonic monitoring operations which were the subject of the investigation. Raytel guaranteed RCS’ payment obligations under the settlement agreement. RCS also entered into a corporate integrity agreement under which it agreed that its ongoing operations would conform to specified guidelines. As of December 31, 2001, $1,500,000 had been paid to the government, and the next payment of $2,000,000 is due in June 2002. RCS’ guilty plea did not adversely affect its participation in the Medicare program or other federal healthcare programs.

     We incurred substantial legal fees and other expenses in connection with the investigation and established a reserve of $4,600,000 to cover the estimated amounts of these expenses. As of December 31, 2001, we had incurred legal fees and other expenses of approximately $4,358,000 related to the investigation, including legal fees incurred by certain RCS employees in connection with the investigation which were reimbursed by RCS in accordance with the requirements of Delaware Law and RCS’ By-Laws. The remaining balance of the reserve is included in “accrued liabilities” on our balance sheet. Additional expenses, if any, will adversely affect our operating results in future periods.

     In addition to these direct expenses, the investigation, the related internal compliance review, and settlement negotiations with the government diverted the efforts and attention of a number of our management and administrative personnel. The impact of this diversion reduced the efficiency of RCS’ pacemaker monitoring operations during the last week of the quarter ended June 30, 2000 and adversely affected both revenues and operating expenses for that period as well as the quarter ended September 30, 2000 and throughout the fiscal year ended September 30, 2001. Although the investigation has now been concluded, implementation of the corporate integrity agreement continues to require the time and attention of Raytel and RCS management and a number of RCS’ administrative personnel. In addition, RCS’ guilty plea entered into under its agreement with the government constituted a default under Raytel’s bank credit facility. In November 2001, Raytel entered into a new revolving line of credit arrangement and repaid all outstanding indebtedness under its bank facility. However, RCS’ guilty plea could adversely affect our ability to obtain debt or equity financing in the future.

     In connection with the civil settlement agreement, neither Raytel nor RCS admitted liability for the government’s allegations, and the settlement agreement did not release Raytel or RCS from any future claims arising out of their other business operations, including RCS’ transtelephonic pacemaker operations conducted at its New Jersey facility. In December 2001, RCS submitted claims which would result in reimbursements totaling approximately $1,500,000 for transtelephonic monitoring services performed at the New Jersey facility between June 2000 and January 2001 which had not complied in all respects with certain technical requirements of Medicare’s policy guidelines relating to the duration of testing sessions. These claims are currently pending with RCS’ Medicare carrier. By letter dated December 28, 2001, the Department of Health and Human Services advised RCS that it could not instruct the carrier to pay claims for services that did not comply with these guidelines. In January 2002, the carrier advised RCS that it would require additional information to adjudicate the claims. RCS is in the process of providing additional information to the carrier. RCS believes that its testing procedures were clinically adequate and intends to appeal any adverse decision of the carrier with respect to these claims. Since January 2001, tests performed at the New Jersey facility have complied with the policy guidelines in question.

     We are from time to time a party to various other claims and disputes associated with various aspects of our ongoing business operations. In management’s opinion, none of these other claims or disputes are expected, either individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

Item 3. Default Upon Senior Securities

     At October 1, 2001, we had an outstanding principal balance of approximately $12,300,000 under our bank line of credit which matured on that date. RCS’ guilty plea, entered into under its settlement with the federal government described in Part II, Item 1 of this report, constituted a default under the line of credit agreement. In November 2001, we entered into a new revolving line of credit arrangement and repaid all outstanding indebtedness under the original bank facility.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

The following exhibit is filed as a part of this Report:

Exhibit
Number	Title

2.1	Agreement and Plan of Merger, dated as of February 7, 2002, among the Registrant, SHL TeleMedicine Ltd. and SHL TeleMedicine Acquisition Corp.

10.8	Amended and Restated Employment Agreement, dated February 6, 2002, between the Registrant and Richard F. Bader.

10.72	Loan and Security Agreement, dated November 15, 2001 (the “HBCC Loan Agreement”), among the Registrant, certain subsidiaries of the Registrant and Healthcare Business Credit Corporation (“HBCC”), including form of Revolving Credit Note.

10.73	Form of Imaging Center Security Agreement, dated November 15, 2001, entered into among HBCC, the Imaging Center Affiliates (as defined in the HBCC Loan Agreement) and the Imaging Center PCs (as defined in the HBCC Loan Agreement)

10.74	Key Management Retention Agreement, dated December 5, 2001, between the Registrant and John F. Lawler, Jr.

10.75	Key Management Retention Agreement, dated February 6, 2002, between the Registrant and Swapan Sen.

b.	Reports on Form 8-K:

On October 1, 2001, we filed a report on Form 8-K disclosing, under Item 5, a preliminary proposal to acquire Raytel submitted by a stockholder group that included Raytel’s Chief Executive Officer.

On December 18, 2001, we filed a report on Form 8-K disclosing, under Item 5, a revised proposal to acquire Raytel submitted by an expanded stockholder group and also announcing that we had received additional confidential expressions of interest in such an acquisition.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTEL MEDICAL CORPORATION

Dated: February 19, 2002	By:	/s/ John F. Lawler, Jr.

John F. Lawler, Jr. Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit
Number	Title

2.1	Agreement and Plan of Merger, dated as of February 7, 2002, among the Registrant, SHL TeleMedicine Ltd. and SHL TeleMedicine Acquisition Corp.

10.8	Amended and Restated Employment Agreement, dated February 6, 2002, between the Registrant and Richard F. Bader.

10.72	Loan and Security Agreement, dated November 15, 2001 (the “HBCC Loan Agreement”), among the Registrant, certain subsidiaries of the Registrant and Healthcare Business Credit Corporation (“HBCC”), including form of Revolving Credit Note.

10.73	Form of Imaging Center Security Agreement, dated November 15, 2001, entered into among HBCC, the Imaging Center Affiliates (as defined in the HBCC Loan Agreement) and the Imaging Center PCs (as defined in the HBCC Loan Agreement)

10.74	Key Management Retention Agreement, dated December 5, 2001, between the Registrant and John F. Lawler, Jr.

10.75	Key Management Retention Agreement, dated February 6, 2002, between the Registrant and Swapan Sen.