Form 10-Q
period 2002-03-31
RAYTEL MEDICAL CORP
filed 2002-05-14
CIK 1002017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002; or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from__________________to__________________

Commission File Number: 0-27186

RAYTEL MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2787342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Waterside Crossing, Windsor, Connecticut 06095
(Address of principal executive offices) (Zip code)

(860) 298-6100
(Registrant’s telephone number, including area code)

2755 Campus Drive, Suite 200, San Mateo, California 94403
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2002

Common Stock ($.001 par value)	2,988,687

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND SEPTEMBER 30, 2001
(000’s omitted)

ASSETS

	March 31,	September 30,
	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$5,092	$6,095
Cash held for special purpose	121	400

Total cash	5,213	6,495
Receivables, net	32,821	31,404
Prepaid expenses and other	1,922	2,485

Total current assets	39,956	40,384
Property and equipment, less accumulated depreciation and amortization	12,893	14,187
Intangible assets, less accumulated amortization	18,143	18,590
Other assets	56	68

Total assets	$71,048	$73,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,876	$15,151
Accounts payable	5,355	4,757
Accrued compensation and benefits	3,628	2,636
Accrued liabilities	4,172	4,898

Total current liabilities	16,031	27,442
Long-term debt and capital lease obligations, net of current portion	22,581	9,853
Minority interest in consolidated entities	1,075	1,003

Total liabilities	39,687	38,298

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	62,678	62,672
Retained earnings (accumulated deficit)	(27,698)	(24,122)

	34,983	38,553
Less treasury stock, at cost	(3,622)	(3,622)

Total stockholders’ equity	31,361	34,931

Total liabilities and stockholders’ equity	$71,048	$73,229

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(000’s omitted, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenues:
Cardiac information services	$8,625	$9,668	$17,924	$19,219
Diagnostic imaging services	6,945	6,494	13,797	12,492
Heart facilities and other	2,031	1,984	3,941	3,683

Total revenues	17,601	18,146	35,662	35,394

Costs and expenses:
Provision for OIG investigation expenses	—	2,000	—	2,000
Operating costs	8,625	8,329	17,034	16,106
Selling, general and administrative expenses	7,566	7,549	14,784	14,704
Depreciation and amortization	1,507	1,650	3,044	3,325

Total costs and expenses	17,698	19,528	34,862	36,135

Operating income (loss)	(97)	(1,382)	800	(741)
Interest expense	454	471	950	1,031
Other expense (income), net	(210)	(263)	(366)	(481)
Tender offer expenses	3,485	—	3,568	—
Minority interest	211	134	224	187

Loss from continuing operations before income tax benefit	(4,037)	(1,724)	(3,576)	(1,478)
Provision for income tax benefit	(180)	(671)	—	(576)

Loss from continuing operations	(3,857)	(1,053)	(3,576)	(902)
Discontinued operations:
Loss from discontinued operations, net of tax benefit	—	(51)	—	(192)
Loss on disposal of discontinued operations	—	(19,353)	—	(19,353)

Net loss	$(3,857)	$(20,457)	$(3,576)	$(20,447)

Basic loss per share:
Loss from continuing operations	$(1.32)	$(.36)	$(1.22)	$(.31)
Loss from discontinued operations	—	(6.65)	—	(6.70)

Total	$(1.32)	$(7.01)	$(1.22)	$(7.01)

Diluted loss per share:
Loss from continuing operations	$(1.32)	$(.36)	$(1.22)	$(.31)
Loss from discontinued operations	—	(6.65)	—	(6.70)

Total	$(1.32)	$(7.01)	$(1.22)	$(7.01)

Weighted average shares outstanding:
Basic	2,920	2,917	2,920	2,917

Diluted	2,920	2,917	2,920	2,917

RAYTEL MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(000’s omitted)

	Six Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,576)	$(20,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,044	3,325
Minority interest	224	187
Net loss on disposal of discontinued operations	—	19,353
Other, net	178	400
Changes in operating accounts:
Receivables, net	(1,417)	(547)
Prepaid expenses and other	563	(294)
Accounts payable	598	(196)
Accrued liabilities and other	558	(1,803)

Net cash provided by (used in) operating activities	172	(22)

Cash flows from investing activities:
Capital expenditures	(1,399)	(1,512)
Proceeds from disposal of discontinued operations	—	8,876
Other, net	130	9

Net cash provided by (used in) investing activities	(1,269)	7,373

Cash flows from financing activities:
Income distributions to limited partners	(655)	(778)
Cash contributions from limited partners	588	—
Proceeds from (pay-down of) line of credit	820	(7,441)
Principal repayments of debt	(370)	(1,673)
Capitalized financing costs	(493)	—
Other, net	(75)	30

Net cash used in financing activities	(185)	(9,862)

Net decrease in cash and cash equivalents	(1,282)	(2,511)
Cash and cash equivalents at beginning of period	6,495	8,781

Cash and cash equivalents at end of period	$5,213	$6,270

Notes to Unaudited Condensed Consolidated Financial Statements for the Three Month and Six Month Periods Ended March 31, 2002 and 2001.

1. Presentation of Unaudited Interim Condensed Consolidated Financial Statements

     Information in the accompanying interim condensed consolidated financial statements and notes to the financial statements of Raytel Medical Corporation (“Raytel” or the “Company”) as of March 31, 2002 and for the three month and six month periods ended March 31, 2002 and 2001 is unaudited. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all information considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2001 and Forms 8-K filed during the six months ended March 31, 2002.

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

     In June 2001, RCS reached an agreement with the federal government to resolve the issues that were the subject of the investigation. In accordance with that agreement, on June 25, 2001, RCS pled guilty in U.S. District Court in Hartford, Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, in October 2001, the Company and RCS entered into an agreement with the government to resolve related civil claims. Under the criminal and civil settlements, RCS agreed to pay a total of $11,500,000 to the government over a five year period, with interest of 7% per annum on the unpaid balance, to resolve the criminal and civil allegations relating to the practices of RCS’ Connecticut and New York transtelephonic monitoring operations which were the subject of the investigation. Raytel guaranteed RCS’ payment obligations under the settlement agreement. RCS also entered into a corporate integrity agreement under which it agreed that its ongoing operations would conform to specified guidelines. As of March 31, 2002, $1,500,000 had been paid to the government, and the next payment of $2,000,000 is due in June 2002. RCS’ guilty plea did not adversely affect its participation in the Medicare program or other federal healthcare programs.

     The Company incurred substantial legal fees and other expenses in connection with the investigation and established a reserve of $4,600,000 to cover the estimated amounts of these expenses. As of March 31, 2002, the Company had incurred legal fees and other expenses of approximately $4,410,900 related to the investigation, including legal fees incurred by certain RCS employees in connection with the investigation which were reimbursed by RCS in accordance with the requirements of Delaware law and RCS’ By-Laws. The remaining balance of the reserve is included in “accrued liabilities” on the Company’s balance sheet. Additional expenses, if any, will adversely affect operating results in future periods.

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

     In connection with the civil settlement agreement, neither the Company nor RCS admitted liability for the government’s allegations, and the settlement agreement did not release the Company or RCS from any future claims arising out of their other business operations, including RCS’ transtelephonic pacemaker operations conducted at its New Jersey facility. In December 2001, RCS submitted claims which would result in reimbursements totaling approximately $1,500,000 for transtelephonic monitoring services performed at the New Jersey facility between June 2000 and January 2001 which had not complied in all respects with certain technical requirements of Medicare’s policy guidelines relating to the duration of testing sessions. These claims are currently pending with RCS’ Medicare carrier. By letter dated December 28, 2001, the Department of Health and Human Services advised RCS that it could not instruct the carrier to pay claims for services that did not comply with these guidelines. In January 2002, the carrier advised RCS that it would require additional information to adjudicate the claims. RCS has provided the carrier with additional information, based on a random sample of the tests. No response has been received to date, and the claims remain pending. RCS believes that its testing procedures were clinically adequate and intends to appeal any adverse decision of the carrier with respect to these claims. Since January 2001, tests performed at the New Jersey facility have complied with the policy guidelines in question.

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

     In November 2001, the Company entered into a new two-year revolving credit facility with Healthcare Business Credit Corporation (“HBCC”) under which it may borrow up to $15,000,000. Loans under the facility bear interest at prime plus 1% per annum and are secured by accounts receivable, inventories, capital equipment and other assets of Raytel and certain of its subsidiaries and affiliated entities. The Company’s access to the line of credit is subject to certain financial and other covenants and conditions. Raytel used the initial proceeds of the new facility to repay outstanding indebtedness of approximately $12,300,000 under the credit line that matured on October 1, 2001. At March 31, 2002, there was approximately $13,107,000 outstanding under the line of credit which was classified as long-term debt on the Company’s balance sheet. As of March 31, 2002, we were in default of certain financial covenants under our credit facility agreement, due principally to the significant expenses which we incurred in connection with the recently-completed tender offer. At our request, HBCC waived these defaults and agreed to modify the covenants prospectively, among other things to eliminate the tender offer expenses from the calculation of certain financial ratios. See “Part II, Item 3. — Defaults Upon Senior Securities.”

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

     Revenues attributable to HFHI during the three months and the six months ended March 31, 2001 were $0 and $3,948,000, respectively. The losses from discontinued operations of $51,000 and $192,000 for the three months and the six months ended March 31, 2001, respectively, were attributable to HFHI and were net of a tax benefit of $33,000 and $123,000, respectively.

5. Reverse Stock Split

     On May 9, 2001, the Board of Directors effected a one-for-three reverse split of the Company’s common stock. The accompanying condensed consolidated financial statements reflect such reverse stock split for all periods presented.

6. Net Loss Per Share

     For the three months and the six months ended March 31, 2002 and 2001, basic and diluted loss per share are calculated as follows:

	Three months		Six months
	ended March 31,		ended March 31,

	2002	2001	2002	2001

	(000's omitted, except per share amounts)
Basic Loss per Share:
Loss from continuing operations	$(1.32)	$(.36)	$(1.22)	$(.31)
Loss from discontinued operations	—	(6.65)	—	(6.70)

Total	$(1.32)	$(7.01)	$(1.22)	$(7.01)

Weighted average shares outstanding	2,920	2,917	2,920	2,917

Diluted Loss per Share:
Loss from continuing operations	$(1.32)	$(.36)	$(1.22)	$(.31)
Loss from discontinued operations	—	(6.65)	—	(6.70)

Total	$(1.32)	$(7.01)	$(1.22)	$(7.01)

Weighted average shares outstanding	2,920	2,917	2,920	2,917
Shares to be issued	(a )	(a )	(a )	(a )
Dilutive effect of options	(a )	(a )	(a )	(a )

	2,920	2,917	2,920	2,917

(a)	Due to the loss for the period shown, dilutives are not included in the calculation.

     Outstanding options and their exercise prices are as follows:

	March 31,

	2002	2001

Options outstanding	444,313	465,969
Range of exercise prices	$1.95-$35.625	$2.625-$35.625

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

8. Merger Agreement

     On February 7, 2002, the Company entered into a definitive merger agreement pursuant to which SHL TeleMedicine Ltd. (SWX: SHLTN or “SHL”), a developer and marketer of telemedicine devices and provider of telemedicine services, will acquire Raytel. According to the terms of the agreement, an indirect, wholly-owned subsidiary of SHL commenced a tender offer for all of Raytel’s outstanding shares at a price of $10.25 per share in cash. On April 2, 2002, SHL, through its subsidiary, accepted all shares tendered for payment and provided a subsequent offering period for stockholders to tender their shares. An aggregate of 2,408,006 shares of Raytel common stock, representing approximately 81% of the outstanding Raytel stock, was acquired by SHL in the tender offer. The SHL subsidiary will be merged into Raytel in a transaction in which any Raytel shares not tendered will be converted into the right to receive the same per share cash price paid in the tender offer. A special meeting of Raytel stockholders is scheduled to be held on June 4, 2002 to vote upon the merger. The merger is expected to close promptly following the special meeting of stockholders. In connection with the transaction, Raytel recorded tender offer expenses, consisting primarily of legal fees, investment banking fees, bonus payments to certain employees related to the change in control and other related costs of $3,485,000 and $3,568,000 for the three and six months ended March 31, 2002.

9. Segment Information

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2001) except that we do not allocate all interest expense, taxes or corporate overhead to the individual segments. We evaluate performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below do not agree to the consolidated totals due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings before income taxes and discontinued operations (in thousands):

	Information	Imaging	Facilities	Total

For the three months ended March 31, 2002:
Net revenue	$8,625	$6,945	$2,031	$17,601
Total operating expenses	8,206	5,572	1,490	15,268

Segment contribution	419	1,373	541	2,333
Depreciation and amortization	863	428	165	1,456
Interest expense	—	28	21	49
Minority interest/other expense (income)	—	(108)	97	(11)

Segment profit (loss)	$(444)	$1,025	$258	$839

Segment assets	$41,869	$15,281	$10,254	$67,404

Capital expenditures	$237	$34	$136	$407

	Information		Imaging	Facilities	Total

For the three months ended March 31, 2001:
Net revenue	$9,668		$6,494	$1,984	$18,146
Total operating expenses	10,647		4,855	1,349	16,851

Segment contribution	(979)		1,639	635	1,295
Depreciation and amortization	865		405	279	1,549
Interest expense	—		67	31	98
Minority interest/other expense (income)	(5)		(40)	41	(4)

Segment profit (loss)	$(1,839	)(a)	$1,207	$284	$(348)

Segment assets	$42,362		$14,989	$12,213	$69,564

Capital expenditures	$556		$56	$—	$612

(a)	Includes a $2,000,000 provision for OIG investigation expenses.

	Information	Imaging	Facilities	Total

For the six months ended March 31, 2002:
Net revenue	$17,924	$13,797	$3,941	$35,662
Total operating expenses	16,306	10,930	2,885	30,121

Segment contribution	1,618	2,867	1,056	5,541
Depreciation and amortization	1,716	841	376	2,933
Interest expense	—	60	46	106
Minority interest/other expense (income)	—	(203)	(17)	(220)

Segment profit (loss)	$(98)	$2,169	$651	$2,722

Segment assets	$41,869	$15,281	$10,254	$67,404

Capital expenditures	$546	$691	$162	$1,399

	Information		Imaging	Facilities	Total

For the six months ended March 31, 2001:
Net revenue	$19,219		$12,492	$3,683	$35,394
Total operating expenses	19,060		9,254	2,588	30,902

Segment contribution	159		3,238	1,095	4,492
Depreciation and amortization	1,714		833	576	3,123
Interest expense	—		128	62	190
Minority interest/other expense (income)	1		(39)	21	(17)

Segment profit (loss)	$(1,556	)(a)	$2,316	$436	$1,196

Segment assets	$42,362		$14,989	$12,213	$69,564

Capital expenditures	$1,299		$101	$80	$1,480

(a)	Includes a $2,000,000 provision for OIG investigation expenses.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Segment profit (loss)	$839	$(348)	$2,722	$1,196
Unallocated amounts:
Corporate general and administrative expenses	923	1,027	1,697	1,908
Corporate depreciation and amortization	51	101	111	202
Corporate interest expense	405	373	844	841
Corporate other expense (income), net	3,497	(125)	3,646	(277)

Loss from continuing operations before income tax benefit	$(4,037)	$(1,724)	$(3,576)	$(1,478)

	March 31,

	2002	2001

Segment assets:
Information	$41,869	$42,362
Imaging	15,281	14,989
Facilities	10,254	12,213
Corporate assets	3,644	8,535

Total assets	$71,048	$78,099

10. Principal Payors

     Cash receipts received from Medicare during the three and six month periods ended March 31, 2002 were approximately $2,937,000 and $8,670,000, respectively. No other third party payor paid more than 10% of quarterly revenues during such periods.

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

     In June 2001, RCS reached an agreement with the federal government to resolve the issues that were the subject of the investigation. In accordance with that agreement, on June 25, 2001, RCS pled guilty in U.S. District Court in Hartford, Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, in October 2001, Raytel and RCS entered into an agreement with the government to resolve related civil claims. Under the criminal and civil settlements, RCS agreed to pay a total of $11,500,000 to the government over a five year period, with interest of 7% per annum on the unpaid balance, to resolve the criminal and civil allegations relating to the practices of RCS’ Connecticut and New York transtelephonic monitoring operations which were the subject of the investigation. Raytel guaranteed RCS’ payment obligations under the settlement agreement. RCS also entered into a corporate integrity agreement under which it agreed that its ongoing operations would conform to specified guidelines. As of March 31, 2002, $1,500,000 had been paid to the government, and the next payment of $2,000,000 is due in June 2002. RCS’ guilty plea did not adversely affect its participation in the Medicare program or other federal healthcare programs.

     We incurred substantial legal fees and other expenses in connection with the investigation and established a reserve of $4,600,000 to cover the estimated amounts of these expenses. As of March 31, 2002, we had incurred legal fees and other expenses of approximately $4,410,900 related to the investigation, including legal fees incurred by certain RCS employees in connection with the investigation which were reimbursed by RCS in accordance with the requirements of Delaware law and RCS’ By-Laws. The remaining balance of the reserve is included in “accrued liabilities” on our balance sheet. Additional expenses, if any, will adversely affect our operating results in future periods.

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

     In connection with the civil settlement agreement, neither Raytel nor RCS admitted liability for the government’s allegations, and the settlement agreement did not release Raytel or RCS from any future claims arising out of their other business operations, including RCS’ transtelephonic pacemaker operations conducted at its New Jersey facility. In December 2001, RCS submitted claims which would result in reimbursements totaling approximately $1,500,000 for transtelephonic monitoring services performed at the New Jersey facility between June 2000 and January 2001 which had not complied in all respects with certain technical requirements of Medicare’s policy guidelines relating to the duration of testing sessions. These claims are currently pending with RCS’ Medicare carrier. By letter dated December 28, 2001, the Department of Health and Human Services advised RCS that it could not instruct the carrier to pay claims for services that did not comply with these guidelines. In January 2002, the carrier advised RCS that it would require additional information to adjudicate the claims. RCS has provided the carrier with additional information, based on a random sample of the tests. No response has been received to date, and the claims remain pending. RCS believes that its testing procedures were clinically adequate and intends to appeal any adverse decision of the carrier with respect to these claims. Since January 2001, tests performed at the New Jersey facility have complied with the policy guidelines in question.

     In March 2001, effective January 1, 2001, we completed the sale of our wholly-owned subsidiary, HFHI, to a new company organized by physicians practicing at HFHI, including David Wertheimer, M.D., who had served as President of the subsidiary as well as an officer of Raytel and a member of Raytel’s Board of Directors. We received a cash purchase price of $8,311,000, net of transaction expenses, for all of the common stock of the subsidiary. Approximately $1,234,000 of the proceeds were used to pre-pay leases for equipment used at the HFHI facility, $5,100,000 was used to reduce the indebtedness under our bank credit facility and the balance was used for working capital purposes. We reported the results of operations of HFHI and the loss on disposal as discontinued operations for all applicable periods presented. The loss on disposal of $19,353,000 represents a one-time non-cash charge, consisting primarily of the write-off of intangible assets. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, we have not provided for any tax benefit that may result from this transaction. Revenues attributable to HFHI in the three months and the six months ended March 31, 2001 were $0 and $3,948,000, respectively. The losses from discontinued operations of $51,000 and $192,000 for the three months and the six months ended March 31, 2001, respectively, were attributable to HFHI and were net of a tax benefit of $33,000 and $123,000, respectively.

     On February 7, 2002, the Company entered into a definitive merger agreement pursuant to which SHL TeleMedicine Ltd. (SWX: SHLTN or “SHL”), a developer and marketer of telemedicine devices and provider of telemedicine services, will acquire Raytel. According to the terms of the agreement, an indirect, wholly-owned subsidiary of SHL commenced a tender offer for all of Raytel’s outstanding shares at a price of $10.25 per share in cash. On April 2, 2002, SHL, through its subsidiary, accepted all shares tendered for payment and provided a subsequent offering period for stockholders to tender their shares. An aggregate of 2,408,006 shares of Raytel common stock, representing approximately 81% of the outstanding Raytel stock, was acquired by SHL in the tender offer. The SHL subsidiary will be merged into Raytel in a transaction in which any Raytel shares not tendered will be converted into the right to receive the same per share cash price paid in the tender offer. A special meeting of Raytel stockholders is scheduled to be held on June 4, 2002 to vote upon the merger. The merger is expected to close promptly following the special meeting of stockholders. In connection with the transaction, Raytel recorded tender offer expenses, consisting primarily of legal fees, investment banking fees, bonus payments to certain employees related to the change in control and other related costs of $3,485,000 and $3,568,000 for the three and six months ended March 31, 2002.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

     Revenues. For the three months ended March 31, 2002, total revenues were $17,601,000 compared to $18,146,000 for the three months ended March 31, 2001, representing a decrease of $545,000, or 3.0%.

     Cardiac information services revenues were $8,625,000 for the three months ended March 31, 2002, compared to $9,668,000 for the three months ended March 31, 2001, a decrease of $1,043,000, or 10.8%. The decrease in revenues for cardiac information services was due primarily to lower revenues from Pacing operations as a result of lower average selling prices due primarily to a reduction in Medicare reimbursement rates effective January 1, 2002 and also to lower test volumes and, to a lesser extent, lower revenues from CEDS due to lower average selling prices and Holter monitoring due to lower test volumes. Diagnostic imaging services revenues were $6,945,000 for the three months ended March 31, 2002, compared to $6,494,000 for the three months ended March 31, 2001, an increase of $451,000, or 6.9%, due primarily to increases in revenue at certain centers and the imaging network resulting from increases in patient volumes. Heart facilities and other revenues were $2,031,000 for the three months ended March

31, 2002, compared to $1,984,000 for the three months ended March 31, 2001, an increase of $47,000, or 2.4%, due primarily to higher revenues at certain cardiovascular diagnostic facilities.

     Provision for OIG Investigation Expenses. The Company provided $2,000,000 for expected expenses associated with the OIG investigation for the period ended March 31, 2001.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $313,000, or 1.9%, from $15,878,000 (excluding the provision for OIG investigation expenses) for the three months ended March 31, 2001 to $16,191,000 for the three months ended March 31, 2002, due primarily to higher expenses related to diagnostic imaging services, partially offset by decreases in costs and expenses related to cardiac information services. Operating costs and selling, general and administrative expenses (excluding the provision for OIG investigation expenses) as a percentage of total revenues increased by 4.5%, from 87.5% for the three months ended March 31, 2001 to 92.0% for the three months ended March 31, 2002.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $143,000, or 8.7%, from $1,650,000 for the three months ended March 31, 2001 to $1,507,000 for the three months ended March 31, 2002 and decreased as a percentage of revenues from 9.1% for the three months ended March 31, 2001 to 8.6% for the three months ended March 31, 2002.

     Operating Loss. As a result of the foregoing factors, operating loss decreased by $1,285,000, or 93.0%, from $1,382,000 for the three months ended March 31, 2001 to $97,000 for the three months ended March 31, 2002.

     Interest Expense. Interest expense decreased by $17,000, or 3.6%, from $471,000 for the three months March 31, 2001 to $454,000 for the three months ended March 31, 2002.

     Other Expense (Income). Other income decreased by $53,000 from $263,000 for the three months ended March 31, 2001 to $210,000 for the three months ended March 31, 2002.

     Tender Offer Expenses. These expenses consist primarily of legal fees, investment banking fees, bonus payments to certain employees related to the change in control and other related costs.

     Minority Interest. Minority interest increased by $77,000 from $134,000 for the three months ended March 31, 2001 to $211,000 for the three months ended March 31, 2002 due primarily to increased income in certain cardiovascular diagnostic facilities.

     Income Tax Benefit. The provision for income tax benefit decreased by $491,000 from $671,000 for the three months ended March 31, 2001 to $180,000 for the three months ended March 31, 2002 as a result of reversing the provision for income taxes recorded as of December 31, 2001. Due to the uncertainty of realization, a tax benefit will not be provided for the pre-tax loss for the six months ended March 31, 2002.

     Loss From Continuing Operations. Loss from continuing operations increased by $2,804,000 from $1,053,000 for the three months ended March 31, 2001 to $3,857,000 for the three months ended March 31, 2002.

     Discontinued Operations. Loss from discontinued operations, net of tax was $51,000 for the three months ended March 31, 2001. The loss on disposal of the HFHI business was approximately $19,353,000. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company did not provide for any tax benefit from this transaction.

     Net Loss. As a result of the foregoing factors, net loss decreased by $16,600,000 from $20,457,000 for the three months ended March 31, 2001 to $3,857,000 for the three months ended March 31, 2002.

     Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001.

     Revenues. For the six months ended March 31, 2002, total revenues were $35,662,000 compared to $35,394,000 for the six months ended March 31, 2001, representing an increase of $268,000, or 0.8%.

     Cardiac information services revenues were $17,924,000 for the six months ended March 31, 2002 compared to $19,219,000 for the six months ended March 31, 2001, a decrease of $1,295,000, or 6.7%. The decrease in revenues for cardiac information services was due primarily to lower revenues from Pacing operations as a result of lower average selling prices due primarily to a reduction in Medicare reimbursement rates effective January 1, 2002 and also to lower test volumes and, to a lesser extent, lower revenues from CEDS due to lower average selling prices and Holter monitoring due to lower test volumes. Diagnostic imaging services revenues were $13,797,000 for the six months ended March 31, 2002, compared to $12,492,000 for the six months ended March 31, 2001, an increase of $1,305,000, or 10.4%, due primarily to increases in revenue at certain centers and the imaging network due to an increase in patient volumes. Heart facilities and other revenues were $3,941,000 for the six months ended March 31, 2002, compared to $3,683,000 for the six months ended March 31, 2001, an increase of $258,000, or 7.0%, due primarily to higher revenues at certain cardiovascular diagnostic facilities.

     Provision for OIG Investigation Expenses. The Company provided $2,000,000 for expected expenses associated with the OIG investigation for the period ended March 31, 2001.

     Operating Expenses. Operating costs and selling, general and administrative expenses increased by $1,008,000, or 3.2%, from $30,810,000 (excluding the provision for OIG investigation expenses) for the six months ended March 31, 2001 to $31,818,000 for the six months ended March 31, 2002, due primarily to higher expenses at diagnostic imaging services, partially offset by decreases in costs and expenses related to cardiac information services. Operating costs and selling, general and administrative expenses (excluding the provision for OIG investigation expenses) as a percentage of total revenues increased from 87.0% for the six months ended March 31, 2001 to 89.2% for the six months ended March 31, 2002, primarily as a result of higher costs.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $281,000, from $3,325,000 for the six months ended March 31, 2001 to $3,044,000 for the six months ended March 31, 2002 and decreased as a percentage of revenues from 9.4% for the six months ended March 31, 2001 to 8.5% for the six months ended March 31, 2002.

     Operating Income (Loss). As a result of the foregoing factors, operating results improved from an operating loss of $741,000 for the six months ended March 31, 2001 to operating income of $800,000 for the six months ended March 31, 2002.

     Interest Expense. Interest expense decreased by $81,000, or 7.9%, from $1,031,000 for the six months ended March 31, 2001 to $950,000 for the six months ended March 31, 2002, due primarily to a decrease in the average amount of debt outstanding.

     Other Expense (Income). Other income decreased by $115,000, or 23.9%, from $481,000 for the six months ended March 31, 2001 to $366,000 for the six months ended March 31, 2002.

     Tender Offer Expenses. These expenses consist primarily of legal fees, investment banking fees, bonus payments to certain employees related to the change in control and other related costs.

     Minority Interest. Minority interest increased by $37,000, or 19.8%, from $187,000 for the six months ended March 31, 2001 to $224,000 for the six months ended March 31, 2002 due primarily to increased income in certain cardiovascular diagnostic facilities.

     Income Taxes (Benefit). The provision for income taxes increased by $576,000, or 100%, from an income tax benefit of $576,000 for the six months ended March 31, 2001 to an income tax provision of $0 for the six months ended March 31, 2002 as a result of not recording a tax benefit for the pre-tax loss due to the uncertainty of its realization.

     Loss From Continuing Operations. Loss from continuing operations increased by $2,674,000 from $902,000 for the six months ended March 31, 2001 to $3,576,000 for the six months ended March 31, 2002.

     Discontinued Operations. Loss from discontinued operations, net of tax, was $192,000 for the six months ended March 31, 2001. The loss on disposal of the HFHI business was approximately $19,353,000. Due to the uncertainty of the ultimate tax benefit to be realized as a result of the loss, the Company did not provide for any tax benefit from this transaction.

     Net Loss. As a result of the forgoing factors, net loss decreased by $16,871,000 from $20,447,000 for the six months ended March 31, 2001 to $3,576,000 for the six months ended March 31, 2002.

Business Environment and Future Results

     Our future operating results may be affected by various trends in the healthcare industry as well as by a variety of other factors, some of which are beyond our control.

     The healthcare industry is undergoing significant change as third-party payors attempt to control the cost, utilization and delivery of healthcare services. Substantially all of our revenues are derived from Medicare, HMOs, commercial insurers and other third-party payors. Both government and private payment sources have instituted cost containment measures designed to limit payments made to healthcare providers by reducing reimbursement rates, limiting services covered, increasing utilization review of services, negotiating prospective or discounted contract pricing, adopting capitation strategies and seeking competitive bids. Revenue from our Pacing operations during the last three fiscal years has been impacted by Medicare reimbursement changes. Reimbursement rate reductions applicable to our Pacing procedures became effective on January 1, 1999 and had a negative effect on Pacing revenue for calendar year 1999. There was a slight increase in Medicare reimbursement rates effective January 1, 2000 and again effective January 1, 2001; however, there was a decrease effective January 1, 2002. We cannot predict with any certainty whether or when additional reductions or changes in Medicare or other third-party reimbursement rates or policies will be implemented. There can be no assurance that future changes, if any, will not adversely affect the amounts or types of services that may be reimbursed to us, or that future reimbursement of any service that we offer will be sufficient to cover the costs and overhead allocated to such service.

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

     Providers of healthcare services are subject to numerous federal, state and local laws and regulations that govern various aspects of their business. There can be no assurance that we will be able to maintain existing regulatory approvals or obtain regulatory approvals that may be required to expand our services or that new laws or regulations will not be enacted or adopted that will have a material adverse effect on our business, financial condition or operating results.

     The healthcare businesses in which we are engaged are highly competitive. We expect competition to increase as a result of ongoing consolidations and cost-containment pressures, among other factors.

Liquidity and Capital Resources

     At March 31, 2002, we had working capital of $23,925,000, compared to $12,942,000 at September 30, 2001, which reflected the $12,287,000 balance outstanding under our former line of credit as a current liability. At March 31, 2002, we had cash and cash equivalents of $5,092,000.

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

     In November 2001, we entered into a new two-year revolving credit facility with Healthcare Business Credit Corporation under which we may borrow up to $15,000,000. Loans under the facility bear interest at prime plus 1% per annum and are secured by accounts receivable, inventories, capital equipment and other assets of Raytel and certain of its subsidiaries and affiliated entities. We used the initial proceeds of the new facility to repay outstanding indebtedness of approximately $12,300,000 under the credit line that matured on October 1, 2001. At March 31, 2002, there was approximately $13,107,000 outstanding under the new credit facility. The facility matures on November 30, 2003 and, therefore, indebtedness outstanding under the line as of March 31, 2002 was classified as a long-term liability on our balance sheet. As of March 31, 2002, we were in default of certain financial covenants under our credit facility agreement, due principally to the significant expenses which we incurred in connection with the recently-completed tender offer. At our request, HBCC waived these defaults and agreed to modify the covenants prospectively, among other things to eliminate the tender offer expenses from the calculation of certain financial ratios. See “Part II, Item 3. — Defaults Upon Senior Securities.”

     Our long-term capital requirements will depend on numerous factors, including the rate at which we develop new products and services and acquire other businesses, if any. Our ability to meet our working capital and capital expenditure needs for the next twelve months is dependent upon our ability to sustain profitability.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     We do not hold any marketable equity securities, foreign currencies or derivative financing instruments in our investment portfolio. We are exposed to market risk from interest rate fluctuations because we use variable rate debt to finance working capital requirements. We do not believe that there is any material market risk exposure with respect to other financial instruments that would require disclosure under this Item.

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

     In June 2001, RCS reached an agreement with the federal government to resolve the issues that were the subject of the investigation. In accordance with that agreement, on June 25, 2001, RCS pled guilty in U.S. District Court in Hartford, Connecticut to a charge of obstructing a criminal investigation arising out of the initial investigation in June 2000. In addition, in October 2001, Raytel and RCS entered into an agreement with the government to resolve the related civil claims. Under the criminal and civil settlements, RCS agreed to pay a total of $11,500,000 to the government over a five year period, with interest of 7% per annum on the unpaid balance, to resolve the criminal and civil allegations relating to the practices of RCS’ Connecticut and New York transtelephonic monitoring operations which were the subject of the investigation. Raytel guaranteed RCS’ payment obligations under the settlement agreement. RCS also entered into a corporate integrity agreement under which it agreed that its ongoing operations would conform to specified guidelines. As of March 31, 2002, $1,500,000 had been paid to the government, and the next payment of $2,000,000 is due in June 2002. RCS’ guilty plea did not adversely affect its participation in the Medicare program or other federal healthcare programs.

     We incurred substantial legal fees and other expenses in connection with the investigation and established a reserve of $4,600,000 to cover the estimated amounts of these expenses. As of March 31, 2002, we had incurred legal fees and other expenses of approximately $4,410,900 related to the investigation, including legal fees incurred by certain RCS employees in connection with the investigation which were reimbursed by RCS in accordance with the requirements of Delaware law and RCS’ By-Laws. The remaining balance of the reserve is included in “accrued liabilities” on our balance sheet. Additional expenses, if any, will adversely affect our operating results in future periods.

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

     In connection with the civil settlement agreement, neither Raytel nor RCS admitted liability for the government’s allegations, and the settlement agreement did not release Raytel or RCS from any future claims arising out of their other business operations, including RCS’ transtelephonic pacemaker operations conducted at its New Jersey facility. In December 2001, RCS submitted claims which would result in reimbursements totaling approximately $1,500,000 for transtelephonic monitoring services performed at the New Jersey facility between June 2000 and January 2001 which had not complied in all respects with certain technical requirements of Medicare’s policy guidelines relating to the duration of testing sessions. These claims are currently pending with RCS’ Medicare carrier. By letter dated December 28, 2001, the Department of Health and Human Services advised RCS that it could not instruct the carrier to pay claims for services that did not comply with these guidelines. In January 2002, the carrier advised RCS that it would require additional information to adjudicate the claims. RCS has provided the carrier with additional information, based on a random sample of the tests. No response to this information has been received to date. RCS believes that its testing procedures were clinically adequate and intends to appeal any adverse decision of the carrier with respect to these claims. Since January 2001, tests performed at the New Jersey facility have complied with the policy guidelines in question.

     Raytel and members of its board of directors have been named as defendants in a purported class action lawsuit filed by an alleged stockholder of Raytel in the San Mateo County, California Superior Court on February 13, 2002 opposing the proposed merger transaction with SHL Telemedicine, Ltd (“SHL”). SHL is not named as a defendant in the complaint. The plaintiff generally alleges that the individual defendants breached their fiduciary duties of loyalty, good faith and independence in connection with the proposed merger transaction by engaging in self-dealing. Raytel believes that the complaint lacks merit and intends to vigorously defend the lawsuit.

     We are from time to time a party to various other claims and disputes associated with various aspects of our ongoing business operations. In management’s opinion, none of these other claims or disputes are expected, either individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

Item 3. Defaults Upon Senior Securities

     As of March 31, 2002, the Company was in default of certain financial covenants under its $15,000,000 credit facility agreement, due principally to the significant expenses which it incurred in connection with the recently-completed tender offer. At the Company’s request, HBCC waived these defaults and agreed to modify the covenants prospectively, among other things to eliminate the tender offer expenses from the calculation of certain financial ratios. The amount outstanding under the credit line as of March 31, 2002 was $13,107,000.

Item 5. Other Information and Regulation FD Disclosure

     On February 7, 2002, the Company entered into a definitive merger agreement pursuant to which SHL Telemedicine Ltd. (SWX: SHLTN or “SHL”), a developer and marketer of telemedicine devices and provider of telemedicine services, will acquire Raytel. According to the terms of the agreement, an indirect, wholly-owned subsidiary of SHL commenced a tender offer for all of Raytel’s outstanding shares at a price of $10.25 per share in cash. On April 2, 2002, SHL, through its subsidiary, accepted all shares tendered for payment and provided a subsequent offering period for stockholders to tender their shares. An aggregate of 2,408,006 shares of Raytel common stock, representing approximately 81% of the outstanding Raytel stock, was acquired by SHL in the tender offer. The SHL subsidiary will be merged into Raytel in a transaction in which any Raytel shares not tendered will be converted into the right to receive the same per share cash price paid in the tender offer. A special meeting of Raytel stockholders is scheduled to be held on June 4, 2002 to vote upon the merger. The merger is expected to close promptly following the special meeting of stockholders.

     Pursuant to the Merger Agreement, SHL is entitled to designate such number of directors to be elected to the Board of Directors of Raytel (the “Board”), rounded up to the next whole number, as is equal to the product obtained by multiplying the total number of directors on the Board by the percentage that the number of shares so purchased and paid forbears to the total number of shares then outstanding. Four individuals designated by SHL have been elected directors of Raytel and now make up a majority of Raytel’s six member board.

     On April 8, 2002, Richard F. Bader resigned as Raytel’s Chairman of the Board, Chief Executive Officer and as a director. Mr. Bader did not indicate in his letter that he was resigning as a director because of a disagreement with Raytel on any matter relating to Raytel’s operations, policies or practices. Mr. Yariv Alroy has been appointed, as Mr. Bader’s successor, to be the Chairman of Raytel’s Board and Chief Executive Officer.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

             The following exhibit is filed as a part of this Report:

Exhibit
Number	Title

10.77	Consent, Waiver and First Amendment to Loan and Security Agreement, dated as of April 1, 2002, by and among, Raytel, certain subsidiaries of Raytel and Healthcare Business Credit Corporation.

b.	Report on From 8-K

Current Report on Form 8-K dated February 13, 2002 announcing that Raytel had entered into a definitive merger agreement with SHL Telemedicine Ltd.

Current Report on Form 8-K dated April 2, 2002 announcing that a change of control of Raytel had occurred as a result of SHL’s successful completion of its tender offer for all of Raytel’s outstanding common stock.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTEL MEDICAL CORPORATION

Dated: May 14, 2002	By:	/s/ John F. Lawler, Jr.

John F. Lawler, Jr. Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)